Form 10KSB40
period 1999-09-30
CORE SYSTEMS INC
filed 1999-12-21
CIK 1082121

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 1999
                         Commission File Number 0-26493


                               CORE SYSTEMS, INC.
                               ------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             NEVADA                                              88-0390251
             ------                                              ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


12618 BIRCHBROOK COURT
POWAY, CA                                                    92064
---------                                                    -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


(619)699-1750
-------------
(ISSUER'S TELEPHONE NUMBER)



           SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:


                          Common Stock - .001 Par Value
                                (TITLE OF CLASS)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    [X]                              No    [ ]


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

                Yes    [X]                              No    [ ]

The corporation had no revenues for the year ended September 30, 1999.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1999, based on the average selling price of one share of the Common Stock of the Company, was $240,900.

                                     PART I

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS


Business Development

Core Systems, Inc. was incorporated in Nevada on February 19, 1997 for the purpose of developing cost efficient methods of pipe restoration in commercial and residential buildings. Management participated in advanced methods of pipe restoration projects through twenty commercial construction jobs in Southern California in 1997 and 1998. After consideration of competitive methods, the board of directors voted in March 1999 to seek capital and began development of the Company's business plan. During March and April 1999, the Company raised capital through the sale of common stock to investors.

There have been no bankruptcy, receivership or similar proceedings.

In the ordinary course of business there have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets.


Business of the Issuer

The Company currently is in a development stage, and although it has formed its business plan, it has conducted no operating activities and will not proceed with its business plan until such time as it receives additional funding through the sale of securities pursuant to a private placement. The Company intends to implement its business plan to offer its pipe restoration services to commercial and residential building owners in California in the first quarter or second quarter of 2000. Management has identified older buildings and residences in large cities such as Los Angeles and San Francisco which are areas with a large number of multi-unit residential and commercial buildings which were constructed prior to 1980. After the first two years, the Company intends to market its pipe restoration services in the states of Oregon in year three and Washington in year four. Its services specifically involve a process of cleaning aged pipes in buildings that carry fresh and waste water, and then applying commercially available epoxy coatings under high pressure to coat and seal the pipes in order to double or triple the life of these pipes compared to the normal thirty to forty year life of replacement pipe. Management has determined this type of pipe restoration is between forty and fifty percent less costly than traditional construction processes of removing existing pipes and installing new pipes in older building frames and foundations. According to pipe coating suppliers such as Armour Coat Corporation, epoxy coatings for pipe restoration have been used for over twelve years in Europe, in commercial vessel repair, and by the U.S. Navy. This process has only found applications in commercial and residential construction in the United States during the last two years. Because of the relative newness of this process, Management has only found two plumbing contractors in the State of California who are currently offering this type of pipe repair. Building owners have used traditional pipe replacement methods because they are not aware of the advantages of using pipe relining, or there are no plumbing contractors offering this service in their area.

While Management has not conducted national or state-wide pipe restoration industry studies, and is unaware of any such studies, Management's experience in securing pipe restoration contracts throughout Southern California indicates there are currently approximately 10,000 buildings suitable for pipe restoration work in California. Management has observed the growth patterns and it is Managements opinion that the market is growing at a rate of 1,000 to 2,000 buildings per year for this type of work as buildings continue to age.

Over the next twelve months the Company intends to take the following steps in order to make its pipe restoration services available in California: during the first six months raise capital of $800,000 to $1,000,000 through the sale of securities pursuant to a private placement, during the second six months open one office in Los Angeles with a budget of $500,000. Management will use its knowledge and experience to hire six plumbers and one manager, train all employees, and provide all required equipment, office furnishings, and marketing.

The Company has no new product or service planned or announced to the public.

The pipe restoration business competition consists primarily of small plumbing contractors who advertise directly through construction trade newspapers and trade journals. In addition, these plumbing contractors examine county and city property tax records to identify owners of older buildings for direct mailing campaigns. Management estimates there are approximately two hundred fifty general plumbing contractors in the San Diego area, of which, approximately twenty five offer traditional pipe removal and replacement services, and one, S. Mori Plumbing which offers pipe relining. Management estimates that San Francisco has a comparable number of general plumbing contractors and pipe removal and replacement plumbing contractors, while Los Angeles has over one thousand five hundred general plumbing contractors and over one hundred and fifty pipe removal and replacement plumbing contractors. Through discussions with pipe coating suppliers such as Armour Coat Corporation, Management is aware that there are no pipe relining plumbing contractors in the San Francisco area, and there is one plumbing contractor in Los Angeles, Dempsey Construction, which does offer pipe relining. As Core Systems, Inc. is a development stage company, the size and financial strengths of the Company's competitors are substantially greater than those of the Company. Although Management has limited access to in-depth information regarding the operations of the Company's competitors, Management believes that the Company can effectively compete because of Management's extensive knowledge of plumbing and pipe restoration services and the cost efficiency of its technology.

The Company's President has been responsible for commercial and residential pipe restoration projects for nine years in Southern California, seven years in traditional renovation through removal and replacement of pipes as part of his plumbing business, and two years in pipe relining methods. His experience in twenty pipe relining jobs included: responsible as a subcontractor under the control of another plumbing contractor on five commercial jobs with an average bid price of $100,000, responsible as the plumbing contractor on twelve commercial jobs with an average bid price of $75,000 and three residential jobs with an average bid price of $10,000. All contracts involved conditions of supervising from one to five employees, fixed completion dates and competitive bid prices. This is the basis of Management's extensive knowledge and experience in these plumbing areas. Management is not aware of any significant barriers to the Company's entry into the pipe restoration market, however, the Company at this time has no market share of this market.

Pipe restoration systems are available through a limited number of pipe coating suppliers such as Armour Coat Corporation. While Management has already had several meetings with suppliers, the Company currently has no contracts with suppliers and will not complete contracts with potential suppliers until such time as the Company has sufficient funding of $800,000 to $1,000,000. At this time the Company has no formal contracts with any suppliers or developers/manufacturers and will not initiate negotiations with any potential suppliers until such time as the Company has sufficient funding solely from the sale of its securities.

The Company intends to sell its services to a broad base of multi-unit and commercial property owners and will not depend on any one or a few major customers. When the Company has secured sufficient funding of $800,000 to $1,000,000 solely from the sale of securities through a private placement, it will begin marketing after the first six months of its business plan to these potential customers through trade publications, newspapers, focused mailings and the Internet on its own proposed Web site. Management anticipates starting a Web site during the second year of its business plan. The Company intends to use the Web site to advertise its pipe relining process and educate potential building owners about the features and advantages of pipe relining.

The Company has no current or future business plans involving patents, trademarks, franchises, concessions, royalty agreements, or labor contracts. The Company will only use coating products in its contracts that are certified by the manufacturer to be in full compliance with federal, state, and local government clean water and health mandates.

The Company's business is not subject to material regulation by federal governmental agencies. The Company will be required to meet all state and local governmental building codes and standards. Management personnel are familiar with all California state and local building codes, plumbing and health department regulations, and contractor licensing requirements.

The Company has incurred no research and development costs since inception and has no research and development expenditure plans for the next year.

The Company's only employees are its two officers who will devote as much time as the board of directors determines is necessary to manage the affairs of the Company, however, both officers currently work full time in their own businesses and have performed no other services for the Company other than forming the business plan for the Company, for which they were compensated in restricted shares of stock of the Company. The officers intend to work on a full time basis when the Company is able to provide proper remuneration.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of the inherent risks associated with the Company's planned pipe relining services. These risks include a lack of a proven market for the Company's services, lack of assured acceptance by the public of the relatively new pipe relining process offered by the Company, lack of equity funding, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Currently, Management is concentrating on positioning itself to advance its business plan. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of another product or technology, or a merger or acquisition of another business entity that has revenue and long-term growth potential. There are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

Year 2000 Disclosure

Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

The Company's Management has hands-on familiarity with all of the software that will be utilized in its business plan and has confirmation from third party suppliers that its current software is certified Year 2000 compatible for all of its computing requirements. In addition, proposed suppliers of office equipment for the Company's business plan have confirmed that embedded technology systems such as micro processors in telephone systems and other non-computer devices that will be purchased per the Company's business plan are already Year 2000 compatible. While the Company has made what it believes to be adequate inquiries of the its software suppliers as to Year 2000 compliance, there can be no guarantee that the software suppliers will be adequately prepared for every possible contingent Year 2000 software problem, which could have, in Management's opinion, immaterial adverse effects on the Company's results of operations. In a reasonably likely worst case scenario, the Company may experience immaterial adverse cash flow effects due to handling Company accounting and scheduling needs on a manual basis instead of utilizing computer systems. The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software in the first quarter of 2000, which is subsequent to the primary period of real or imagined Year 2000 computer systems' malfunction. The total cost of this new software is not anticipated to be a material expense to the Company at this time.


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company's principal executive office address is 12618 Birchbrook Court, Poway, CA 92064. The principal executive office and telephone number are located within the home of Mr. Vic Barger, President and Director of the Company, and provided at no cost. As the Company currently is in a development stage and conducts no operating activities, the total costs since inception associated with the use of the telephone and mailing address were estimated by management to be less than one dollar as the telephone and mailing address were almost exclusively used by the officer for other business and personal purposes. There is no formal lease agreement between Mr. Barger and the Company for the use of the premises. Management considers the Company's current principal office space arrangement adequate for current and short-term estimated growth during the first six months of the Company's business plan.


                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies or otherwise.

                                     PART II

                                     ITEM 5
         MARKET FOR COMMON EQUITY AND OTHER RELATED STOCKHOLDER MATTERS

The Company plans to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of September 30, 1999, the Company had 70 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.


                                     ITEM 6
                          MANAGEMENTS PLAN OF OPERATION

As of September 30, 1999, the Company had a cash balance of $1,633, which Management believes is sufficient to sustain corporate operations until such time as the Company can raise funding necessary to advance its business plan. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

During the next twelve months, Management's business plan is for the Company to take the following steps to offer its pipe restoration services in California: raise capital of $800,000 to $1,000,000 through the sale of securities pursuant to a private placement during the first six months, open one office in Los Angeles County during the second six months with a budget of $120,000 in equipment, $30,000 in office equipment, $20,000 in furniture & fixtures, $5,000 in supplies, $150,000 in direct labor for plumbers, $40,000 in management salary, $20,000 in office salaries, $24,000 in rent, $50,000 in advertising, $10,000 in insurance, and $25,000 in other operating expenses. The Company will begin bidding pipe restoration jobs in month seven, with anticipated job starts in months nine through twelve. The Company will utilize its own employees for all job contracts. Management anticipates cash flow from job completions to begin near the end of month twelve.

The Company intends to use the capital raised from the private placement to fund the Company's business plan as cash flow from sales is estimated to begin near the end of the twelve month period. Management has experience with bank loans for new corporations in Southern California and has found banks and similar lending institutions require the borrowing company to have two years of successful financial results before any lending is feasible. Management believes raising capital through equity sales for a new company requiring substantive capital needs is more expedient and less costly than utilizing non-traditional lenders or venture capitalist funding.

Management believes it has determined the best method of pipe renovation for its business plan and desires to implement its business plan at this time due to the overall good construction economy in Southern California and the number of aging buildings in Southern California that require the use of the Company's services. The primary determining factor for the Company to implement its business plan now instead of two years ago was the experience Management needed and gained through working with different pipe restoration methods in order to choose the best pipe restoration method for the Company. Other than that experience and the continued overall good construction economy in Southern California during the last two years, there have been no other material developments or acquisitions that have encouraged Management to implement its business plan now.

The Company will face considerable risk in each of its business plan steps, such as difficulty of renting adequate office facilities within its budget, difficulty of hiring competent personnel within its budget, difficulty in completing necessary personnel training within time limits, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company may be forced to reduce its business plan activities to focus on one or a few local construction contracts, seek jobs that pay advance deposits and make progress payments, reduce its planned employee hiring, and delay cash expenditures for goods and services. If the Company could not resolve a possible lack of funding through these steps, it would be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company and no restrictions, limits, or interest rates have been discussed or considered.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, suspend all cash intensive activities. Without necessary cash flow, the Company would have to reduce its activities until such time as necessary funds could be raised in the equity securities market or seek a merger or acquisition (as a parent or target) of another business entity that has revenue and/or long-term growth potential.

There are no current plans for additional product research and development. There are no current plans to purchase or sell any significant amount of fixed assets. The Company's business plan provides for an increase of seven employees during the next twelve months.


                                     ITEM 7
                              FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes which are included in this offering have been examined by Barry L. Friedman, PC, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                               SEPTEMBER 30, 1998
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                       PAGE #
                                                                       ------

        INDEPENDENT AUDITORS REPORT                                        F1


        ASSETS                                                             F2


        LIABILITIES AND STOCKHOLDERS' EQUITY                               F3


        STATEMENT OF OPERATIONS                                            F4


        STATEMENT OF STOCKHOLDERS' EQUITY                                  F5


        STATEMENT OF CASH FLOWS                                            F6


        NOTES TO FINANCIAL STATEMENTS                                  F7-F11

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                             December 15, 1999
Core Systems, Inc.
San Diego, California

        I have audited the accompanying Balance Sheets of Core Systems, Inc., (formerly Creative Systems, Inc.), (A Development Stage Company), as of September 30, 1999, September 30, 1998, and September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the two years ended September 30, 1999 and September 30, 1998, and the period February 19, 1997 (inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Core Systems, Inc., (formerly Creative Systems, Inc.), (A Development Stage Company), as of September 30, 1999, September 30, 1998, and September 30, 1997, and the results of its operations and cash flows for the two years ended September 30, 1999 and September 30, 1998, and the period February 19, 1997 (inception) to September 30, 1997, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                                     - F1 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                SEPTEMBER       SEPTEMBER       SEPTEMBER
                                30, 1999        30, 1998        30, 1997
                                --------        --------        --------

CURRENT ASSETS                  $  1,633        $      0        $      0
                                --------        --------        --------

    TOTAL CURRENT ASSETS        $  1,633        $      0        $      0
                                --------        --------        --------


OTHER ASSETS                    $      0        $      0        $      0
                                --------        --------        --------


    TOTAL OTHER ASSETS          $      0        $      0        $      0
                                --------        --------        --------


TOTAL ASSETS                    $  1,633        $      0        $      0
                                --------        --------        --------



   The accompanying notes are an integral part of these financial statements.



                                     - F2 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                        SEPTEMBER       SEPTEMBER       SEPTEMBER
                                        30, 1999        30, 1998        30, 1997
                                        --------        --------        --------
CURRENT LIABILITIES                     $      0        $      0        $      0
                                        --------        --------        --------

    TOTAL CURRENT LIABILITIES           $      0        $      0        $      0
                                        --------        --------        --------

STOCKHOLDERS' EQUITY (Note #4)

    Common stock
    NO PAR VALUE
    Authorized 25,000 shares
    Issued and outstanding at

    September 30, 1997 -
    None                                                                $      0

    September 30, 1998 -
    None                                                $      0

    Common stock
    Par value $0.001
    Authorized 50,000,000 shares
    Issued and outstanding at

    September 30, 1999 -
    3,069,000 shares                    $  3,069

    Additional Paid-In Capital            +6,231               0               0

    Deficit accumulated during
    Development stage                     -7,667               0               0
                                        --------        --------        --------

TOTAL STOCKHOLDERS' EQUITY              $  1,633        $      0        $      0
                                        --------        --------        --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $  1,633        $      0        $      0
                                        --------        --------        --------


   The accompanying notes are an integral part of these financial statements.



                                     - F3 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                 Year              Year            Feb 19           Feb 19,1997
                                Ended             Ended            1997 to          (Inception)
                               Sep. 30,          Sep. 30,          Sep. 30,         to Sep. 30,
                                 1999              1998              1997              1999
                              ----------        ----------        ----------        -----------
INCOME
Revenue                       $        0        $        0        $        0        $        0
                              ----------        ----------        ----------        ----------


EXPENSES

General, Selling and
Administrative                $    7,667        $        0        $        0        $    7,667
                              ----------        ----------        ----------        ----------


        TOTAL EXPENSES        $    7,667        $        0        $        0        $    7,667
                              ----------        ----------        ----------        ----------


NET PROFIT/LOSS (-)           $   -7,667        $        0        $        0        $   -7,667
                              ----------        ----------        ----------        ----------



Net Profit/Loss(-)
per weighted share
(Note #1)                     $   -.0025        $      NIL        $      NIL        $   -.0025
                              ----------        ----------        ----------        ----------


Weighted average
Number of common
shares outstanding             3,069,000         3,069,000         3,069,000         3,069,000
                              ----------        ----------        ----------        ----------



   The accompanying notes are an integral part of these financial statements.



                                     - F4 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              Additional        Accumu-
                             Common            Stock           paid-in           lated
                             Shares            Amount          Capital          Deficit
                            ---------        ---------        ----------       ---------
Balance,
September 30, 1997                  0        $       0        $       0        $       0

Net loss year ended
September 30, 1997                                                                     0
                            ---------        ---------        ---------        ---------

Balance,
September 30, 1998                  0        $       0        $       0        $       0

March 11, 1999
Stock issued for
Services                       20,000               20            1,980

March 25, 1999
Changed Par Value
From no par value to
$0.001                                               0                0

April 30, 1999
Issued for Cash                73,000               73            7,227

April 30, 1998
Forward Stock Split
32 for 1                    2,976,000           +2,976           -2,976

Net Loss Year Ended
September 30, 1999                                                                -7,667
                            ---------        ---------        ---------        ---------

Balance,
September 30, 1999          3,069,000        $   3,069        $  +6,231        $  -7,667
                            ---------        ---------        ---------        ---------



   The accompanying notes are an integral part of these financial statements.



                                     - F5 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                  Year            Year          Feb. 19        Feb.19,1997
                                 Ended           Ended          1997 to        (Inception)
                                Sep. 30,        Sep. 30,        Sep. 30,       to Sep. 30,
                                  1999            1998            1997            1999
                                --------        --------        --------       -----------
CASH FLOWS FROM
OPERATING ACTIVITIES

    Net Loss                    $ -7,667        $      0        $      0        $ -7,667

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities:
    Issue Common Stock
    For Services                  +2,000               0               0          +2,000

Changes in assets and
Liabilities:                           0               0               0               0
                                --------        --------        --------        --------


NET CASH USED IN
OPERATING ACTIVITIES            $ -5,667        $      0        $      0        $ -5,667

CASH FLOWS FROM
INVESTING ACTIVITIES                   0               0               0               0

CASH FLOWS FROM
FINANCING ACTIVITIES

    Issuance of Common
    Stock for Cash                 7,300               0               0          +7,300
                                --------        --------        --------        --------

Net Increase (decrease)         $ +1,633        $      0        $      0        $ +1,633

Cash,
Beginning of period                    0               0               0               0
                                --------        --------        --------        --------

Cash, End of Period             $  1,633        $      0        $      0        $  1,633
                                --------        --------        --------        --------



   The accompanying notes are an integral part of these financial statements.



                                     - F6 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

         SEPTEMBER 30, 1999, SEPTEMBER 30, 1998, and SEPTEMBER 30, 1997


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized FEBRUARY 19, 1997, under the laws of the State of Nevada as Creative Systems, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

               The Company records income and expenses on the accrual method.

        Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.



                                     - F7 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         SEPTEMBER 30, 1999, SEPTEMBER 30, 1998, and SEPTEMBER 30, 1997

         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

               Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

        Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30th, 1999, the Company had no dilative common stock equivalents such as stock options.

        Year End

              The Company has selected September 30th as its year-end.

        Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

               The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.



                                     - F8 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         SEPTEMBER 30, 1999, SEPTEMBER 30, 1998, and SEPTEMBER 30, 1997


         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


        Year 2000 Disclosure

               Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

               The company's potential software suppliers have verified that they will provide only certified "Year 2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 1998 is as follows:

              Net operation loss carry forward               $7,667
              Valuation allowance                            $7,667

              Net deferred tax asset                         $    0



                                     - F9 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         SEPTEMBER 30, 1999, SEPTEMBER 30, 1998, and SEPTEMBER 30, 1997


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of the corporation consists of 50,000,000 shares with a par value $.001 per share.

        Preferred Stock

        Core Systems, Inc. has no preferred stock.

        On March 11, 1999, the Company issued 20,000 shares of its $0.001 par value common stock in consideration of $2000.00 to its two directors, 10,000 common shares to each.

        On March 25, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which changed the par value from no par value to $0.001, and increased its Authorized Common Stock from 25,000 shares to 50,000,000 shares.

        On April 30, 1999, the Company issued 73,000 shares of its $0.001 par value common stock for cash of $7,300.00.

        On April 30, 1999, the Company approved a forward stock split on the basis of 32:1, thus increasing the common stock from 93,000 Common Shares to 3,069,000 Common shares.

NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.



                                     - F10 -

                               CORE SYSTEMS, INC.
                        (Formerly Creative Systems, Inc.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         SEPTEMBER 30, 1999, SEPTEMBER 30, 1998, and SEPTEMBER 30, 1997


NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides the Company use of a telephone and mailing address without charge as the telephone and mailing address are used almost exclusively by a different corporation owned by the officer. The Company estimates such costs are less than one dollar since inception, and are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional share of common stock.



                                     - F11 -

                                     ITEM 8
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        CONTROL AND FINANCIAL DISCLOSURE

None.


                                    PART III

                                     ITEM 9
         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The Directors and Officers of the Company, all of those whose terms will expire at the 2000 shareholder meeting, or at such a time as their successors shall be elected and qualified, are as follows:

Name & Address                  Age     Position            Date First Elected
--------------                  ---     --------            ------------------
Vic Barger                      41      President,          3/11/99
12618 Birchbrook Court                  Secretary,
Poway, CA 92064                         Director

A. Tasso Tsalamandris           34      Treasurer,          4/3/98
1906 King Edward Avenue                 Director
Vancouver BC V6J 2W6

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities nor has any such person been the subject of any Order of a State authority barring or suspending for more than sixty (60) days, the right of such a person to be engaged in such activities or to be associated with such activities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Vic Barger, President, Secretary & Director

1990 - Current           President, CVB Plumbing, Heating & Air, Inc. Company
                         provides services and repair, replacement and new installation. Developer of new services and technology for plumbing, heating and air conditioning trades.
                         Serves all of San Diego County.


A. Tasso Tsalamandris, Treasurer & Director


1996 - Current           Independent Consultant providing business process
                         design and integrated systems implementation to mechanical & plumbing business clients.

1989 - 1996              Senior Regulatory Analyst for BC Gas Utility. Conducted
                         specialized financial analysis for various gas industry projects.


                                     ITEM 10
                             EXECUTIVE COMPENSATION

The company's current officers receive no compensation.

                           SUMMARY COMPENSATION TABLE

                                                      Other     Restricted
Name &                                                annual      stock                   LTIP       All other
principle                     Salary      Bonus      compen-      awards     Options     Payouts      compen-
position           Year         ($)        ($)       sation ($)    ($)         SARs        ($)       sation ($)
---------------------------------------------------------------------------------------------------------------
V Barger            1997         -0-         -0-         -0-         -0-         -0-         -0-         -0-
President           1998         -0-         -0-         -0-         -0-         -0-         -0-         -0-
                    1999         -0-         -0-         -0-       1,000         -0-         -0-         -0-

Tsalamandris        1997         -0-         -0-         -0-         -0-         -0-         -0-          0-
Director            1998         -0-         -0-         -0-         -0-         -0-         -0-         -0-
                    1999         -0-         -0-         -0-       1,000         -0-         -0-         -0-

Restricted stock awards to Mr. Barger consisted of 10,000 shares of common stock with a value of $1,000 in consideration for his services developing the Company's business plan as approved by a Board of Directors meeting of March 11, 1999. Restricted stock awards to Mr. Tsalamandris consisted of 10,000 shares of common stock with a value of $1,000 in consideration for his services developing the Company's business plan as approved by a Board of Directors meeting of March 11, 1999.

When the Board of Directors met to determine the value of the officer's services, there was a meeting of the minds based upon individual judgement rather than quantifiable methods that 10,000 shares of restricted common stock for each officer were fair consideration for the development of the Company's business plan for a development stage company with no guaranteed customer market. The stock was valued at $.10 per share, which was the price that non-affiliated private investors paid for shares sold by the Company in April 1999.

There are no current employment agreements between the Company and its executive officers.

The Directors, who are also the Principal Officers, developed a business plan for the Company for which they each were paid 10,000 restricted shares of the Company's stock valued at $1,000. The Company has conducted no operating activities, and, as a consequence, the Directors and Principal Officers will receive no further remuneration until such time as the Company receives sufficient funding necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $15,000 at each month end. When positive cash flows result in a cash balance $15,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will that benefits the Company as a whole. At this time, management cannot accurately estimate when sufficient cash flows will generate the required cash balances necessary to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - Sept. 30,1999:


Title Of        Name &                                Amount &              Percent
Class           Address                               Nature of owner       Owned
-----           -------                               ---------------       -----
Common          Vic Barger                            330,000 (a)           10.8%
                12618 Birchbrook Court
                Poway, CA 92064

Common          A. Tasso Tsalamandris                 330,000 (b)           10.8%
                1906 West King Edward Avenue
                Vancouver, BC V6J 2W6

Total Shares Owned by Officer &
Directors as a Group                                  660,000               21.6%

(a) Mr. Barger received 10,000 shares of the Company's common stock on March 11, 1999 for his services developing the Company's business plan. 320,000 shares of the Company's common stock were issued to him per a 32 for 1 stock split on April 30, 1999.

(b) Mr. Tsalamandris received 10,000 shares of the Company's common stock on March 11, 1999 for his services developing the Company's business plan. 320,000 shares of the Company's common stock were issued to him per a 32 for 1 stock split on April 30, 1999.


                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's principal executive office address is 12618 Birchbrook Court, Poway, CA 92064. The principal executive office and telephone number are located within the home of Mr. Vic Barger, President and Director of the Company, and provided at no cost.


                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11      Statement re: computation of per share earnings             See Financial Stmt.
Exhibit 23      Consent of Barry L. Friedman, P.C.                          Included
Exhibit 27      Financial Data Schedule                                     Included

Reports filed on Form 8-K                                                   None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Core Systems, Inc.



Date      12/20/99                           By /s/ Vic Barger
    ------------------------                   ---------------------------------
                                                Vic Barger, President & Director



Date      12/20/99                           By /s/ A. Tasso Tsalamandris
    ------------------------                   ---------------------------------
                                                A. Tasso Tsalamandris, Director