Form 10QSB
period 1999-12-31
CORE SYSTEMS INC
filed 2000-02-09
CIK 1082121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 1999
                         Commission File Number 0-26493

                               CORE SYSTEMS, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              NEVADA                                     88-0390251
     ------------------------              ------------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)


                     12618 BIRCHBROOK COURT, POWAY, CA 92064
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (619) 699-1750
                              -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [X]                 No    [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of December 31, 1999, the registrant had 3,069,000 shares of common stock, $.001 par value, issued and outstanding.

                               CORE SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS

                                                         31-Dec                   31-Dec
                                                          1999                     1998
                                                       ----------               ----------

CURRENT ASSETS
   CASH                                                       290                        0
                                                       ----------               ----------
TOTAL CURRENT ASSETS                                          290                        0

FIXED ASSETS
                                                       ----------               ----------
NET FIXED ASSETS                                                0                        0

OTHER ASSETS

                                                       ----------               ----------
TOTAL OTHER ASSETS                                              0                        0

                                                       ----------               ----------
TOTAL ASSETS                                                  290                        0
                                                       ==========               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                                                       ----------               ----------
TOTAL CURRENT LIABILITIES                                       0                        0

LONG TERM LIABILITIES

                                                       ----------               ----------
TOTAL LONG TERM LIABILITIES                                     0                        0

                                                       ----------               ----------
TOTAL LIABILITIES                                               0                        0

STOCKHOLDERS' EQUITY

     COMMON STOCK - 50,000,000 authorized,                  3,069                        0
                    3,069,000 issued
     PAID IN CAPITAL                                        6,231                        0

     BEGINNING RETAINED DEFICIT                           (7,667)                        0
     NET LOSS                                             (1,342)                        0

                                                       ----------               ----------
     ENDING RETAINED DEFICIT                              (9,010)                        0

                                                       ----------               ----------
TOTAL STOCKHOLDERS' EQUITY                                    290                        0

                                                       ----------               ----------
TOTAL LIAB & STOCKHOLDERS' EQUITY                             290                        0
                                                       ==========               ==========

                        SEE NOTES TO FINANCIAL STATEMENTS

                               CORE SYSTEMS, INC.
                          (A Development Stage Company)
                                INCOME STATEMENTS
                                    UNAUDITED

                                                      PERIOD ENDED             PERIOD ENDED
                                                        12/31/99                 12/31/98
                                                       ----------               ----------
REVENUE
                                                       ----------               ----------
TOTAL REVENUE                                                   0                        0

DIRECT COSTS

                                                       ----------               ----------
TOTAL COST OF GOODS SOLD                                        0                        0

                                                       ----------               ----------
GROSS PROFIT                                                    0                        0

OPERATING EXPENSES

     MANAGEMENT FEES                                            0                        0
     BANK FEES                                                 45
     OFFICE EXPENSE                                           297
     LICENSES &  FEES                                       1,000

                                                       ----------               ----------
TOTAL OPERATING EXPENSES                                    1,342                        0

                                                       ----------               ----------
LOSS FROM OPERATIONS                                       (1,342)                       0

OTHER INCOME & EXPENSE

                                                       ----------               ----------
TOTAL OTHER INCOME & EXPENSE                                    0                        0

                                                       ----------               ----------
LOSS BEFORE TAXES                                          (1,342)                       0

  PROVISION FOR TAXES

                                                       ----------               ----------
NET LOSS                                                   (1,342)                       0
                                                       ==========               ==========

                        SEE NOTES TO FINANCIAL STATEMENTS

                               CORE SYSTEMS, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                    UNAUDITED

                                                         DEC 31                   DEC 31
                                                          1999                     1998
                                                       ----------               ----------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET LOSS                                                (1,342)                       0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                                 0                        0

   CHANGES IN ASSETS AND
   LIABILITIES                                                  0                        0

                                                       ----------               ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                   (1,342)                       0

CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                           0                        0

                                                       ----------               ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                        0                        0

CASH FLOWS FROM FINANCING ACTIVITIES:

   COMMON STOCK                                             3,069
   PAID IN CAPITAL                                          6,231                        0

                                                       ----------               ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    9,300                        0

NET INCREASE (DECREASE) IN CASH                            (1,342)                       0

CASH AT BEGINNING OF PERIOD                                 1,632                        0
                                                       ----------               ----------

CASH AT END OF PERIOD                                         290                        0

                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1. MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 1999 and 1998, and the results of operations for the three months ended December 31, 1999 and 1998, and the changes in cash for the three months ended December 31, 1999 and 1998. The accompanying financial statements have been adjusted as of December 31, 1999 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2. INTERIM REPORTING

The results of operations for the three months ended December 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the remainder of the year.

3. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Nevada on February 19, 1997. The Company is a development stage company and has not conducted any business activities to date.

4. Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5. Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999.

NOTES TO FINANCIAL STATEMENTS

6. Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $1342 through December 1999 were due to operating expenses including licenses and fees and office expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

Management's business plan calls for the Company to take the following steps to offer its pipe restoration services in California: raise capital of $800,000 to $1,000,000 through the sale of securities pursuant to a private placement during the next six months, open one office in Los Angeles County during the second six months with a budget of $120,000 in equipment, $30,000 in office equipment, $20,000 in furniture & fixtures, $5,000 in supplies, $150,000 in direct labor for plumbers, $40,000 in management salary, $20,000 in office salaries, $24,000 in rent, $50,000 in advertising, $10,000 in insurance, and $25,000 in other operating expenses. The Company will begin bidding pipe restoration jobs in month seven, with anticipated job starts in months nine through twelve. The Company will utilize its own employees for all job contracts. Management anticipates cash flow from job completions to begin near the end of month twelve. The Company will face considerable risk in each of its business plan steps, such as difficulty of renting adequate office facilities within its budget, difficulty of hiring competent personnel within its budget, difficulty in completing necessary personnel training within time limits, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company may be forced to reduce its business plan activities to focus on one or a few local construction contracts, seek jobs that pay advance deposits and make progress payments, reduce its planned employee hiring, and delay cash expenditures for goods and services. If the Company could not resolve a possible lack of funding through these steps, it would be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company and no restrictions, limits, or interest rates have been discussed or considered.

PART II OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                a)      Exhibit # 27.1, "Financial Data Schedule"

                b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core Systems, Inc.



        Dated: February 7, 2000       /s/ VIC BARGER
                                    -------------------------------------
                                    Vic Barger
                                    President and Chief Executive Officer