Form 10QSB
period 2000-03-31
ANGELAUDIO COM INC /DE/
filed 2000-05-15
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                        Commission file Number: 000-26493

                              ANGELAUDIO.COM, INC.
                          (FORMERLY CORE SYSTEMS, INC.)
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0390251
                     (I.R.S. Employer Identification Number)

                                   Suite 1940
                               400 Burrard Street
                           Vancouver, British Columbia
                                     V6C 3A6
                    (Address of principal executive offices)

                                  (604)642-6435
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,217,300 common shares as at March 31, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                              ANGELAUDIO.COM, INC.
                          (formerly Core Systems, Inc.)


                                      INDEX

PART 1.  FINANCIAL INFORMATION

        Item 1.     Financial Statements

                    Balance Sheet as of March 31, 2000

                    Statement of Loss and Deficit for the period ended March 31, 2000

                    Statements of Cash Flows for the period ended
                    March 31, 2000


PART II. OTHER INFORMATION

         SIGNATURES

                              ANGELAUDIO.COM INC.

                          (FORMERLY CORE SYSTEMS, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 (PREPARED WITHOUT AUDIT - SEE NOTICE TO READER)

                                 MARCH 31, 2000










                                                                DRIVER ANDERSON
                                                          CHARTERED ACCOUNTANTS

                                 DRIVER ANDERSON
                              CHARTERED ACCOUNTANTS


        P.O. BOX 10123 IBM TOWER                            CLARK ANDERSON INC.
     1220 - 701 WEST GEORGIA STREET                         CYRUS DRIVER
        VANCOUVER, B.C. V7Y 1C6                             GARY V. ARCA INC.
     TEL: (604) 689-2919 FAX: (604)
                685-2900




                                NOTICE TO READER




We have compiled the balance sheet of Angelaudio.com Inc., (formerly Core Systems, Inc.) as at March 31, 2000 and the statements of loss and deficit and cash flow for the six months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



                                                     "DRIVER ANDERSON"

Vancouver, BC                                             Chartered Accountants

May 9, 2000

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
(PREPARED WITHOUT AUDIT - SEE NOTICE TO READER)
BALANCE SHEET (US DOLLARS)
--------------------------------------------------------------------------------
MARCH 31, 2000
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                               $    467
--------------------------------------------------------------------------------
LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                              1,312
    Due to related party                                                     68
    Share subscriptions received                                         10,000
--------------------------------------------------------------------------------
                                                                         11,380
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                             3,069

PAID IN CAPITAL                                                           6,231

DEFICIT                                                                 (20,213)
--------------------------------------------------------------------------------
                                                                        (10,913)
--------------------------------------------------------------------------------
                                                                       $    467
--------------------------------------------------------------------------------


APPROVED BY THE DIRECTOR:

          /s/ Ian Stuart"
----------------------------------

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT  STAGE COMPANY)
(PREPARED  WITHOUT AUDIT - SEE NOTICE TO READER)
STATEMENT OF LOSS AND DEFICIT (US DOLLARS)
--------------------------------------------------------------------------------

FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2000
--------------------------------------------------------------------------------


GENERAL AND ADMINISTRATIVE EXPENSES

    Bank charges and interest                                               140
    Consulting                                                            6,462
    Foreign exchange                                                        139
    Legal                                                                 1,312
    Licences and fees                                                     1,000
    Office and miscellaneous                                                543
    Salaries and benefits                                                 2,950
--------------------------------------------------------------------------------

LOSS FOR THE PERIOD                                                     (12,546)

DEFICIT, BEGINNING OF PERIOD                                             (7,667)
--------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                                                 $(20,213)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT  STAGE COMPANY)
(PREPARED  WITHOUT AUDIT - SEE NOTICE TO READER)
STATEMENTS OF CASH FLOWS (US DOLLARS)
--------------------------------------------------------------------------------

FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Loss for the period                                                $(12,546)

    Changes in non-cash working capital
         Accounts payable and accrued liabilities                         1,312
--------------------------------------------------------------------------------

                                                                        (11,234)
--------------------------------------------------------------------------------


FINANCING ACTIVITIES
    Shares subscribed                                                    10,000
    Advances from related party                                              68
--------------------------------------------------------------------------------
                                                                         10,068
--------------------------------------------------------------------------------
DECREASE IN CASH                                                         (1,166)

CASH, BEGINNING OF PERIOD                                                 1,633
--------------------------------------------------------------------------------

CASH, END OF PERIOD                                                    $    467
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT  STAGE COMPANY)
(PREPARED  WITHOUT AUDIT - SEE NOTICE TO READER)
NOTES TO THE FINANCIAL STATEMENTS (US DOLLARS)
================================================================================
March 31, 2000
--------------------------------------------------------------------------------

1.       MANAGEMENT'S OPINION

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 2000, and the results of operations then ended, and the changes in cash for the six months then ended. The accompanying financial statements have been adjusted as of March 31, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

2.       INTERIM REPORTING

         The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the remainder of the year. Comparative figures for the six month period ended March 31, 1999 are not available.

3.       ORGANIZATION AND NATURE OF OPERATIONS

         The company was incorporated in Nevada on February 19, 1997. The company is a development stage company. Subsequent to March 31, 2000, the company issued 2,000,000 shares at par value of $2,000 to acquire Angelaudio.com Inc., a Nevada corporation. The company has subsequently changed its name to Angelaudio.com Inc. from Core Systems, Inc.

4.       BASIS OF ACCOUNTING

         The company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.       CASH AND EQUIVALENTS

         For purpose of the statement of cash flows, all investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2000.

6.       INCOME TAXES

         Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         There is no income tax benefit recorded in these financial statements as there is no certainty of future recovery.

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Issuer filed a Form 8K on May 11, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ANGELAUDIO.COM, INC.
                                   (formerly Core Systems, Inc.)


Dated:  May 12, 2000               Per:     /s/ Ian Stuart
                                            ------------------------------------
                                            Ian Stuart, President and Director