Form 10QSB
period 2000-06-30
ANGELAUDIO COM INC /DE/
filed 2000-08-15
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                   Suite 1200
                             1130 West Pender Street
                           Vancouver, British Columbia
                                     V6E 4A4
                    (Address of principal executive offices)

                                  (604)642-6435
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,417,300 common shares as at June 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                              ANGELAUDIO.COM, INC.
                          (formerly Core Systems, Inc.)


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Balance Sheet as of June 30, 2000

                      Statement of Loss and Deficit for the period ended June 30, 2000

                      Statements of Cash Flows for the period ended
                      June 30, 2000

         Item 2.      Plan of Operations

PART II. OTHER INFORMATION

         SIGNATURES

                               ANGELAUDIO.COM INC.

                          (FORMERLY CORE SYSTEMS, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                 (PREPARED WITHOUT AUDIT - SEE NOTICE TO READER)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000








                                                                 DRIVER ANDERSON
                                                           CHARTERED ACCOUNTANTS

                                 DRIVER ANDERSON
                              CHARTERED ACCOUNTANTS

         P.O. BOX 10123 IBM TOWER                            CLARK ANDERSON INC.
      1620 - 701 WEST GEORGIA STREET                         CYRUS DRIVER
         VANCOUVER, B.C. V7Y 1C6                             GARY V. ARCA INC.
 TEL: (604) 689-2919 FAX: (604) 685-2900







                                NOTICE TO READER






We have compiled the interim consolidated balance sheet of Angelaudio.com Inc. (formerly Core Systems, Inc.) as at June 30, 2000 and the interim consolidated statements of operations, shareholders' equity and cash flow for the nine months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

                                                 /S/ DRIVER ANDERSON
                                                     DRIVER ANDERSON

Vancouver, BC                                             CHARTERED ACCOUNTANTS

August 11, 2000

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT  STAGE COMPANY)
(PREPARED  WITHOUT AUDIT - SEE NOTICE TO READER)
INTERIM CONSOLIDATED BALANCE SHEET (US DOLLARS)
--------------------------------------------------------------------------------
JUNE 30                                                    2000            1999
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                        $        375,522     $     5,644
    Accounts receivable                                    8,646               -
    Deposits and prepaid expenses                         65,680               -
--------------------------------------------------------------------------------
                                                         449,848    $      5,644


CAPITAL ASSETS (NOTE 5)                                  279,687               -

GOODWILL                                                 220,600               -
--------------------------------------------------------------------------------

                                                $        950,135    $      5,644
================================================================================

LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities    $         98,893    $          -
    Loans payable                                        162,740               -
    Due to related parties (Note 4)                      178,558               -
--------------------------------------------------------------------------------
                                                         440,191               -

LONG TERM DEBT (NOTE 6)                                   35,555               -
--------------------------------------------------------------------------------

                                                         475,746               -

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                             10,417           3,069

PAID IN CAPITAL                                          800,883           6,231

DEFICIT                                                 (336,911)        (3,656)
--------------------------------------------------------------------------------

                                                         474,389           5,644
--------------------------------------------------------------------------------

                                                $        950,135    $      5,644
================================================================================


APPROVED BY THE DIRECTOR:

      /s/Ian Stuart", Director

----------------------------------

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT  STAGE COMPANY)
(PREPARED  WITHOUT AUDIT - SEE NOTICE TO READER)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS (US DOLLARS)

================================================================================
FOR THE NINE MONTHS ENDED JUNE 30                      2000             1999
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

    Accounting and audit                     $         22,517     $      1,500
    Advertising and promotion                          31,711                -
    Amortization                                       23,926                -

    Bank charges and interest                             961               71
    Consulting                                         71,742                -
    Foreign exchange                                    4,371                -

    Legal                                               1,768                -
    Licences and fees                                  12,529               85
    Management fees                                         -            2,000

    Marketing                                          17,461                -
    Office and miscellaneous                           19,145                -
    Rent                                                5,356                -

    Salaries and benefits                              59,592                -
    Travel                                             58,165                -
--------------------------------------------------------------------------------

Loss for the period                          $      (329,244)     $    (3,656)
================================================================================

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
(PREPARED WITHOUT AUDIT - SEE NOTICE TO READER)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (US DOLLARS)
================================================================================

FOR THE NINE MONTHS ENDED JUNE 30, 2000

-------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONAL
                                            COMMON                            PAID IN                ACCUMULATED
                                            SHARES            AMOUNT          CAPITAL                  DEFICIT
--------------------------------------------------------------------------------------------------------------------

        Balance September 30, 1998                  -       $        -       $         -          $         -

        March, 1999 stock issued
        for services                          20,000                20             1,980

        March ,1999 changed par value
        from no par value to $0.001                -                 -                 -                    -

        April, 1999 Shares issued
        for cash                              73,000                73             7,227

        April, 1999 forward stock
        split 32 for 1                     2,976,000             2.976            (2,976)

        Net loss year ended
        September 30, 1999                                                                             (7,667)
--------------------------------------------------------------------------------------------------------------------

        Balance September 30, 1999         3,069,000             3,069             6,231               (7,667)
--------------------------------------------------------------------------------------------------------------------

        February, 2000 forward
        stock split 1.7 for 1              2,148,300             2,148            (2,148)

        April, 2000 stock issued
        for acquisition of
        subsidiary                         2,000,000             2,000                 -

        May, 2000 stock issued
        pursuant to a private
        placement                          3,200,000             3,200           796,800

        Net loss for nine months
        ended June 30, 2000                                                                          (329,244)
--------------------------------------------------------------------------------------------------------------------

        Balance June 30, 2000             10,417,300         $  10,417         $ 800,883          $  (336,911)
====================================================================================================================


The authorized share capital of the company is 50,000,000 common shares with a par value of $0.001 per share.

--------------------------------------------------------------------------------

ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT  STAGE COMPANY)
(PREPARED  WITHOUT AUDIT - SEE NOTICE TO READER)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (US DOLLARS)
================================================================================

FOR THE NINE MONTHS ENDED JUNE 30                                                2000                    1999
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Loss for the period                                                  $     (329,244)         $     (3,656)
    Add: Amortization                                                            23,926                     -

    Changes in non-cash working capital
         Deposits and prepaid expenses                                          (51,923)                    -
         Accounts payable and accrued liabilities                                28,408                     -
----------------------------------------------------------------------------------------------------------------

                                                                               (328,833)               (3,656)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Issue of share capital                                                        3,200                 3,069
    Paid in capital                                                             796,800                 6,231
    Advances from related parties                                                55,653                     -
----------------------------------------------------------------------------------------------------------------

                                                                                855,653                 9,300
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Cash received on acquisition of subsidiary                                    5,984                     -
    Acquisition of capital assets                                              (158,915)                    -
----------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                373,889                 5,644

CASH, BEGINNING OF PERIOD                                                         1,633                     -
----------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                     $       375,522         $       5,644
================================================================================================================

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
(PREPARED WITHOUT AUDIT - SEE NOTICE TO READER)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

June 30, 2000
--------------------------------------------------------------------------------

1.       MANAGEMENT'S OPINION

         In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2000, and the results of operations then ended, and the changes in cash for the nine months then ended. The accompanying interim consolidated financial statements have been adjusted as of June 30, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

2.       INTERIM REPORTING

         The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the remainder of the year.

3.       INCORPORATION AND NATURE OF OPERATIONS

         The company was incorporated on February 19, 1997 under the laws of the State of Nevada, USA and changed its name to Angelaudio.com Inc. on April 15, 2000.

         On April 15, 2000, the company acquired all the issued and outstanding shares of Angelaudio.com Inc., a private company incorporated under the laws of the state of Nevada, USA in return for the issuance of 2,000,000 common shares out of the treasury of the company, having a par value of $2,000. Angelaudio.com Inc. subsequently changed its name to Angelaudio Systems Inc. (ASI)

         The acquisition has been accounted for using the purchase method with the results of operations of ASI included in the consolidated financial statements from the date of acquisition.

         These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

                  Current assets                             $         28,386
                  Capital assets                                      144,699
                  Goodwill                                            220,600

                  Current liabilities and loans payable              (356,480)
                  Long term debt                                      (35,205)

--------------------------------------------------------------------------------

                  Total consideration funded by
                     issuance of 2,000,000 shares            $         2,000

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
(PREPARED WITHOUT AUDIT - SEE NOTICE TO READER)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

June 30, 2000
--------------------------------------------------------------------------------

4.       SIGNIFICANT ACCOUNTING POLICIES

        (A)      BASIS OF PRESENTATION

                 The financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which presume the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The company's ability to continue as a going concern is dependent upon achieving profitable operations and upon obtaining additional financing. The outcome of these matters can not be predicted at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the company be unable to continue in business.

                 Because of the speculative nature of the company, there are significant risks which are summarized as follows:

                    The company is newly formed with no operating history and minimal assets; The company has limited funds available for acquisition or operations.

                 The company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

        (B)      CAPITAL ASSETS

         Capital assets are recorded at cost and are amortized at the following annual rates:

                     Computer hardware                  30%  declining  balance
                     Computer software                  50%  declining  balance
                     Office furniture and equipment     20% declining
                     balance Website design             30% declining balance
                     Leasehold improvements             3 year straight line

        (C)      TRANSLATION OF FOREIGN CURRENCIES

                 Amounts recorded in foreign currencies have been translated into United States dollars as follows:

                    Current monetary assets and liabilities are translated at the rates prevailing at the balance sheet date

                    Fixed assets and shareholder equity accounts are translated at the rates prevailing on the transaction dates

                    Deferred expenditures, income and expenses are translated at the average rate for the year.

                 Any gain or loss on translation of foreign currencies is included in net income.

        (D)      CASH AND EQUIVALENTS

                 For the purpose of the statement of cash flows, all investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000.

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
(PREPARED WITHOUT AUDIT - SEE NOTICE TO READER)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

June 30, 2000
--------------------------------------------------------------------------------

4.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (E)     FINANCIAL INSTRUMENTS

                 All significant assets, financial liabilities and equity instruments of the company are either recognized or disclosed in the financial statements together with available information for a reasonable assessment of future cash flows, interest rate risk and credit risk.

         (F)     ESTIMATES

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

         (G)     GOODWILL

                 Goodwill is amortized on a straight line basis over a period of five years.

5.       CAPITAL ASSETS

---------------------------------------------------------------------------------------
                                                           2000               1999
---------------------------------------------------------------------------------------
                               ACCUMULATED                NET BOOK          NET BOOK
                          COST        AMORTIZATION         VALUE              VALUE
---------------------------------------------------------------------------------------

Computer hardware      $249,764          $ 32,111          $217,653          $    --

Computer software         6,123               765             5,358               --

Office furniture and
    equipment            12,707             1,165            11,542               --

Web site design          45,008             7,784            37,224               --

Leasehold
    improvements          9,652             1,742             7,910               --

---------------------------------------------------------------------------------------

                       $323,254          $ 43,567          $279,687          $    --
=======================================================================================

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
(PREPARED WITHOUT AUDIT - SEE NOTICE TO READER)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

June 30, 2000
-------------------------------------------------------------------------------

6.      LONG TERM DEBT

        LOAN PAYABLE

                                                                      2000             1999
                                                                      ----             ----
           Note payable with no specific term of repayment and
              bearing interest at 8% per annum                      $  35,555    $       -

============================================================================================

7.       INCOME TAXES

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

                                PLAN OF OPERATION

Angelaudio.com is an interactive online music distribution service specializing in the secure delivery of digital "downloadable music files".

Angelaudio.com's mission is to become the preferred destination for online music sales combined with CD reproduction services for the music industry. Using software that digitally watermarks files to calculate royalties, Angelaudio.com is the first online music web site to be in full compliance with the music industry.

Angelaudio.com will allow the listener to preview and purchase music in the form of an artist's standard CD or as a compilation of the listeners selections. Songs can be downloaded to your hard drive and stored in a library system and be played at anytime or "burned" on a CD and delivered to the purchaser. The consumer may also make a copy or record the song to a compact disk "one time only" from the original file received on their own CD-Writer. CD-R's are fast replacing the CD-ROM as the preferred drive on computers in today's marketplace due to lowering costs and storage capabilities.

Angelaudio.com uses the worlds most advanced digital technologies and e-commerce software to assure the most privacy and absolute security available today. In a growing $40 billion a year music industry, online sales of CD's are projected to increase annually until overtaking traditional music outlets.

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27.1      Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Issuer filed a Form 8K on April 26, 2000 stating:

                  Under a share purchase agreement dated April 26, 2000, the Registrant acquired all of the issued and outstanding common shares of Angelaudio.com, Inc., a private Nevada company ("Angelaudio"). The Registrant issued 2,000,000 common shares at a par value of $0.001 per share to Fanoon Foundation, Chapster Foundation and Freedom Investments Ltd., the former shareholders of Angelaudio. The former shareholders of Angelaudio are at arm's length to the Registrant and its directors and officers.

                  The Registrant will develop the business which it acquired in its acquisition of Angelaudio namely the universal resource locator "Angelaudio.com" and the business of downloading music from the internet in the form of a hard copy CD or directly onto a hard drive. The business to be developed by the Registrant also provides independent recording artists a site to showcase their music directly online with the added feature of launching their own CD through the Registrant's manufacturing department.

                  Financial statements prepared in accordance with item 7 of Form 8K are in the process of being prepared by the Registrant's auditors and will be filed by amendment to this Form 8K within 30 days of the filing of this initial Form 8K.

                  Other Events

                  Following the Registrant's acquisition of Angelaudio, the Registrant changed its name to Angelaudio.com, Inc. (formerly Core Systems, Inc.) which name change was accepted by the Nevada Secretary of State on April 18, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANGELAUDIO.COM, INC.
                                      (formerly Core Systems, Inc.)

Dated:  August 14, 2000                Per:   /s/ Ian Stuart
                                              --------------------------
                                              Ian Stuart, President and Director