Form 10QSB/A
period 2000-06-30
ANGELAUDIO COM INC /DE/
filed 2000-08-16
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


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

                                                 /S/ DRIVER ANDERSON
                                                     DRIVER ANDERSON

Vancouver, BC                                             CHARTERED ACCOUNTANTS

August 11, 2000

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT  STAGE COMPANY)
(PREPARED  WITHOUT AUDIT - SEE NOTICE TO READER)
INTERIM CONSOLIDATED BALANCE SHEET (US DOLLARS)
--------------------------------------------------------------------------------
JUNE 30                                                    2000            1999
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                        $        375,522     $     5,644
    Accounts receivable                                    8,646               -
    Deposits and prepaid expenses                         65,680               -
--------------------------------------------------------------------------------
                                                         449,848    $      5,644


CAPITAL ASSETS (NOTE 5)                                  279,687               -

GOODWILL                                                 220,600               -
--------------------------------------------------------------------------------

                                                $        950,135    $      5,644
================================================================================

LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities    $         98,893    $          -
    Loans payable                                        162,740               -
    Due to related parties                               178,558               -
--------------------------------------------------------------------------------
                                                         440,191               -

LONG TERM DEBT (NOTE 6)                                   35,555               -
--------------------------------------------------------------------------------

                                                         475,746               -

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                             10,417           3,069

PAID IN CAPITAL                                          800,883           6,231

DEFICIT                                                 (336,911)        (3,656)
--------------------------------------------------------------------------------

                                                         474,389           5,644
--------------------------------------------------------------------------------

                                                $        950,135    $      5,644
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