Form 10QSB/A
period 2000-06-30
ANGELAUDIO COM INC /DE/
filed 2000-09-07
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2


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

                                                 /S/ DRIVER ANDERSON
                                                     DRIVER ANDERSON

Vancouver, BC                                             CHARTERED ACCOUNTANTS

August 11, 2000

--------------------------------------------------------------------------------
ANGELAUDIO.COM INC. (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT  STAGE COMPANY)
(PREPARED  WITHOUT AUDIT - SEE NOTICE TO READER)
INTERIM CONSOLIDATED BALANCE SHEET (US DOLLARS)
--------------------------------------------------------------------------------
JUNE 30                                                    2000            1999
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                        $        375,522     $     5,644
    Accounts receivable                                    8,646               -
    Deposits and prepaid expenses                         65,680               -
--------------------------------------------------------------------------------
                                                         449,848    $      5,644


CAPITAL ASSETS (NOTE 5)                                  279,687               -

GOODWILL                                                 220,600               -
--------------------------------------------------------------------------------

                                                $        950,135    $      5,644
================================================================================
LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities    $         98,893    $          -
    Loans payable                                        162,740               -
    Due to related parties                               178,558               -
--------------------------------------------------------------------------------
                                                         440,191               -
LONG TERM DEBT (NOTE 6)                                   35,555               -
--------------------------------------------------------------------------------

                                                         475,746               -

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                              9,295           3,069

PAID IN CAPITAL                                          802,005           6,231

DEFICIT                                                 (336,911)        (3,656)
--------------------------------------------------------------------------------

                                                         474,389           5,644
--------------------------------------------------------------------------------

                                                $        950,135    $      5,644
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

FOR THE NINE MONTHS ENDED JUNE 30, 2000

-------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONAL
                                            COMMON                            PAID IN                ACCUMULATED
                                            SHARES            AMOUNT          CAPITAL                  DEFICIT
--------------------------------------------------------------------------------------------------------------------

        Balance September 30, 1998                  -       $        -       $         -          $         -

        March, 1999 stock issued
        for services                          20,000                20             1,980

        March ,1999 changed par value
        from no par value to $0.001                -                 -                 -                    -

        April, 1999 Shares issued
        for cash                              73,000                73             7,227

        April, 1999 forward stock
        split 32 for 1                     2,976,000             2.976            (2,976)

        Net loss year ended
        September 30, 1999                                                                             (7,667)
--------------------------------------------------------------------------------------------------------------------

        Balance September 30, 1999         3,069,000             3,069             6,231               (7,667)
--------------------------------------------------------------------------------------------------------------------

        February, 2000 forward
        stock split 1.7 for 1              2,148,300             2,148            (2,148)

        March, 2000
        stock cancelled                   (1,122,000)           (1,122)            1,122                    -

        April, 2000 stock issued
        for acquisition of
        subsidiary                         2,000,000             2,000                 -

        May, 2000 stock issued
        pursuant to a private
        placement                          3,200,000             3,200           796,800

        Net loss for nine months
        ended June 30, 2000                                                                          (329,244)

--------------------------------------------------------------------------------------------------------------------

        Balance June 30, 2000              9,295,300         $   9,295         $ 802,005          $  (336,911)
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