Form 10KSB40
period 2000-09-30
ANGELAUDIO COM INC /DE/
filed 2001-01-16
CIK 1082121

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            -------------------------
                  For the fiscal year ended September 30, 2000
                            -------------------------
                             WHATSUPMUSIC.COM, INC.
                 (Name of Small Business Issuer in Its Charter)


                Nevada                                    0390251
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)

                          ----------------------------

                       1130 West Pender Street, Suite 1200
                          Vancouver, BC Canada V6E 4A4
                                 (604) 642-6435
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                          ----------------------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                          ----------------------------
         Securities registered under Section 12(g) of the Exchange Act:
                                     Common
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $0.00.
                                                          -----

The aggregate market value of the Company's voting common stock held by non-affiliates as of January 12, 2001, based on the average Bid and Ask price on that date, was $0.415.
               ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,295,300 shares of common stock as
of December 22, 2000.                      -----------------------------------
--------------------

                                TABLE OF CONTENTS


                                     Part I

Item 1.    Description of Business.

Item 2.    Description of Property.

Item 3.    Legal Proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

                              Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Item 6.    Plan of Operation.

Item 7.    Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial disclosure.

                             Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.   Executive Compensation.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

Item 12.   Certain Relationships and Related Transactions.

Item 13.   Exhibits and Reports on Form 8-K

                                     PART I

Item 1.           Description of Business

A.       Business

We incorporated in Nevada in February 1997 under the name Creative Systems, Inc. for the purpose of developing cost efficient methods of pipe restoration in commercial and residential buildings. We subsequently changed our name to Core Systems, Inc. in May 1997. Under a share purchase agreement in April 2000 we acquired all of the issued and outstanding shares of a private Nevada corporation, Angelaudio Systems, Inc., and changed our plan of operation from pipe restoration to the on-line entertainment industry. In that same month we changed our name from Core Systems, Inc. to Angelaudio.com, Inc. In November 2000 we changed our name to Whatsupmusic.com, Inc.

Through our web site Whatsupmusic.com we provide a leading vehicle for promoting, purchasing and downloading music via the Internet. Our business gives artists and record companies the ability to advertise and sell their recorded music with copy protection and copyright management. From a growing library of music from independent recording artists, bands and labels and some established artists and labels, consumers can preview and purchase legal, copyright-protected, digitally watermarked music. The music is downloaded directly from the Internet to the consumer's computer hard drive where it is stored in a library system and can be played at anytime. One compact disc copy can be made from the downloaded file.

1.   The Recorded Music Industry

The recorded music industry represents one of the largest opportunities for online digital delivery and commerce. According to the International Federation of the Phonographic Industry (IFPI), worldwide recorded music sales represented a $38.7 billion market in 1998. The United States music industry, which represents nearly one-third of worldwide recorded music sales, encompasses more than 200,000 professional musicians, 7,500 record labels, 100 distributors, 4,000 independent retailers and millions of consumers. The recorded music industry has operated under the same basic business model for many years. Typically, record companies sign artists to exclusive contracts under which the record companies develop and promote artists' music. The companies then sell this recorded music through wholesale and retail distribution channels to consumers. In addition, there are millions of amateur musicians who do not have access to distribution through traditional channels.

Five major global record companies - BMG Entertainment, EMI Music, Sony Corporation, Universal Music Group and Warner Communications Inc. - and their numerous affiliated labels account for more than 80% of all recorded music sales worldwide. Each of these companies is organized worldwide on a geographic basis, with each local subsidiary having control over distribution within its territory. These companies invest significant resources in infrastructure to support their operations. They are vertically integrated and operate recording, manufacturing, distribution, warehousing, and sales and marketing organizations.

Each of the major record companies signs and introduces only a small number of new artists each year. New artists are generally required to sign exclusive, long-term agreements that do not obligate the record company to release any records. In return, artists receive a royalty, typically based on a percentage of the suggested retail list price of a record, but only after the record company recoups production costs and other advances. For new artists in the United States, this royalty generally ranges from 7% to 12%. Record companies engage in large-scale promotional and marketing programs that utilize local offices and staff in major cities to coordinate these programs through radio, television and other traditional media. Each of these companies supports multiple manufacturing plants, distribution centers and warehouses and uses ground transportation to ship recorded music to retailers and wholesalers.

In addition to the five major record companies, there are thousands of independent record companies. These independent labels account for a large portion of the sound recordings published each year in the United States, and represent a rapidly growing revenue segment of the United States recorded music industry. These companies differ significantly from the major record companies in a number of ways, including:

o They usually pay higher royalties to artists and offer shorter-term recording agreements;

o They have more limited capital resources available for recording, manufacturing and promotion costs; and

o They find national distribution difficult to obtain and expensive when available.

The inherent difficulties and costs associated with this model have caused many independent record companies to begin marketing programs to sell recorded music directly to consumers.

The distribution channels for and the retail sales of recorded music are becoming concentrated due to increased competition and consolidation. Retail sales are primarily "hit" driven, with a small number of titles accounting for the majority of retail sales in most periods. In addition, in order to offer consumers a wide variety of music, retailers bear the infrastructure costs necessary to stock recordings that are not currently hits, known as catalog recordings. Current hits and catalog recordings sold through retail stores represent only a small fraction of all recorded music. In addition, distributors of recorded music are subject to territorial restrictions, which limit the countries in which they can distribute and sell.

2.   The Recorded Music Industry and the Internet

International Data Corporation estimates that the number of Internet users worldwide will grow from approximately 97 million users in 1998 to 320 million by the end of 2002. The Internet presents a significant opportunity for the rapid and cost-effective distribution, promotion and sale of recorded music. Music is one of the most popular topics on the Internet as reflected by the increasing number of music-related web sites and the growth of online sales of compact discs. To date, online recorded music sales have occurred primarily through the purchase of compact discs through online retailers. Forrester Research expects online vendors such as CDnow Inc. and Amazon.com Inc. to drive total online sales of compact discs in the United States from an estimated $890 million in 1999 to an estimated $6.7 billion in 2003. These online retailers generally do not take physical custody of recordings, but rather refer their orders to fulfillment houses that are responsible for shipping the compact discs to customers.

Advances in digital compression technologies now allow the transmission of near-compact disc quality audio over the Internet. Due to the size of the transmitted files, most digital music transmitted to date has been song samples used by online retailers to allow shoppers to preview music. More recently, however, many web sites have begun to offer "full length," three to four minute, single music recordings for transmission and storage in compressed formats. Several audio compression standards are currently used, including AAC, AC-3 and mp3. To date, most digital music downloads have been promotional in nature. Recorded music sales delivered through digital transmission have been minimal, but are expected to reach 7% of all United States recorded music sales by 2003, according to Forrester Research.

3.   Challenges of Digital Music Delivery and Commerce over the Internet

Music consumers increasingly want both to hear recorded music in real time on their computers and to store these recordings for later playback on portable devices as well as computers. But, as downloading music from the Internet has become increasingly popular, music content copyright owners, including the major record companies, have expressed concerns about unauthorized copying, or "pirating," of copyrighted sound recordings. Many compression technologies, including the basic mp3 standard specification, lack copy protection. This can result in the unauthorized downloading and replication of digital music.

The e-commerce market for downloadable recorded music is just emerging and there is limited availability of digital music on the Internet. The major record companies to date have engaged only in limited efforts to sell recorded music through digital transmission. The Internet as a commerce medium presents several challenges to the record companies, including the ability to comply with geographical territorial restrictions and copyright and trading concerns. Most artists, restricted by their existing contracts with record companies, have not been able to take advantage of selling their music over the Internet directly to consumers.

B.   The Whatsupmusic.com Solution

Our goal is to become a leader in a revolutionary method of recorded music promotion, sales and distribution. Few record labels or artist management companies have demonstrated the expertise necessary to develop a successful on-line promotional business model. At the same time, consumers are increasingly looking for ways to interact with their favorite music artists through the Internet and purchase music and entertainment in a convenient and affordable way. We can provide significant advantages to artists, labels and consumers.

1.   Value to Record Labels and Artists

We offer recording artists and record labels a vast array of services to help maximize revenue opportunities through recorded music promotion, sales and distribution over the Internet. These services include:

o Distribution and Promotional Power. We offer the most comprehensive music distribution service available on the Internet and unique online marketing and promotional programs for artists and record labels which include (1) web site construction and maintenance; (2) Creation and maintenance of on-line fan clubs; (3) On-line Merchandise sales; (4) Unique specially targeted promotions such as contests and announcements; (5) Cyber chat services; (6) Encoding, hosting and marketing of concerts for web cast with an advertising or a pay-per-view revenue model; (7) Video encoding, hosting and distribution; (8) Production, encoding and hosting of Interviews exclusively for the Internet; and (9) Distribution and marketing of songs and albums released exclusively on the Internet.

o Increased Revenues and Lower Costs. Through our business, record companies and artists can generate increased revenues by offering their entire catalog of existing music as well as singles and periodic releases. Our products and services provide a cost-effective way to digitally offer entire music catalogs to consumers by reducing the costs associated with physical manufacturing, warehousing and shipping.

o Global Reach. Our business allows the Internet to be used as a global distribution channel for artists, record companies and retailers. This is particularly significant to independent record labels and amateur musicians who have limited access to traditional retail distribution channels.

o CD duplication services. We have a compact disc duplication division that offers reasonably priced global compact disc duplication services for the professional recording industry, multi-media marketing campaigns, independent artists, songwriters and individual visitors who want to create their own customized compact discs. The CD Duplication services feature duplication and distribution of custom discs for the professional recording industry and on-line orders.

2.   Value to Consumers

o Extensive Music Selection and Compelling Value. We offer consumers one of the largest databases of musical content available on the Internet through our expanding collection of artists. Consumers can listen to real-time or streaming audio or download thousands of titles. Further, by eliminating costs associated with delivery and distribution we are able to offer music to listeners at a lower-than-traditional price. For example, our business prices individual songs as low as $0.99. We offer consumers a broad selection of music, including over 1,000,000 titles, available 24 hours a day from the convenience of their home, school or office. Our collection spans multiple categorized genres, including pop, rock, classical, country, alternative, children's, easy listening, electronic, hip hop, rap, blues, industrial, jazz and international. In addition, consumers can access titles from artists from many foreign countries. We also offer direct, one-on-one customer service with live representatives via email 16 hours a day.

o Personalized Music Experience. Consumers who visit our web site are able to find the music that interests them by searching our music collection by genre, artist, style or location. As a result of our search capabilities, fans can browse an increasing number of songs and choose to listen to or purchase only those selections in which they are primarily interested.

o Communications with Artists and Other Fans. We allow fans to contact artists directly via email and to communicate with one another through message boards. In addition, artists can use their web page to communicate directly with fans, advising them of concerts and new releases. Message boards allow fans with common interests and preferences to be connected.

3.   Strategy

Our mission is to become the leading online music company for artists, record labels and consumers. Key elements of our strategy include:

o Diversify Revenue Streams. Our strategy is to harvest the breadth and uniqueness of our music community and services to generate multiple commercially feasible revenue streams. We are building an affiliate program, which will allow web sites to sell products from our Media Superstore and receive a share of the profits. We are currently targeting sites with many unique daily visitors that currently do not have an affiliation with an on-line music company. We also offer compact disc production services. We have 120 duplicator machines capable of customized and standard CD production. With these duplicators, we can produce up to 12,000 CDs a day. Additionally, we have the infrastructure necessary to increase production up to 100,000 CDs a day.

o Build Brand Awareness. We plan to increase brand awareness through a combination of online and offline advertising and promotional activities. We have recently promoted brand awareness through several innovative and cost effective channels, including advocacy events and strategic promotional agreements. We are continuing to increase our online presence through banner advertising, events, contests and email promotions. We also intend to achieve greater offline awareness by targeting magazine advertising and promotional arrangements.

o Create a Unique and Robust Music-Based Experience for the Consumer. Our strategy focuses on creating an unmatched experience for consumers by offering one of the largest collections of music available online, a rich browsing experience with multiple genre and geographical search classifications and a cost and time efficient way to purchase music. We also plan to expand local, regional, national and international coverage and increase editorials, personalized news and advertising and customized CD sales. As bandwidth availability continues to improve, we expect to deliver live events and an increasing array of interactive multimedia experiences. We plan to work with record labels to create Internet-exclusive releases, including digital downloads, never-before-released live albums, interviews, concerts and merchandise.

o Create a Large Global Community of Artists. A key component of our strategy is to continue to expand our community of artists so that we offer a large and ever-growing group of global artists online. We believe that offering a large global artist community is key to increasing the number of consumers on our web site. Further, we believe that we will have a greater chance of succeeding if we work closely with artists to create products and services that appeal to their fan base. We hope to target specific fan bases of artists and build sites designed both to increase an artist's contacts with its fan bases and to maximize revenue opportunities from the fan base.

o Create a large selection of music and music related products. Through strategic relationships with i.FILL, a division of Valley Media, Inc., and Liquid Audio, we already have over 1,000,000 songs available for purchase through our site. In addition to this, we are licensing product from smaller or boutique labels that is not available through traditional forms of distribution. This product will increase our capability to serve consumers of all musical tastes. Also, a main feature of our web site is the Media Superstore. In our Media Superstore, we feature a selection of over 1,000,000 song titles which are available in compact disc, vinyl, cassette or as digital downloads. We also feature products related to the production of music such as CD-writers, CD-Rs, and computer software. Our music library may be searched by artist or browsed by musical genre.

o Create Software and a "Player" for use in online entertainment distribution. We are working with technology companies to develop software that maximizes opportunities for distributing entertainment on the Internet. Further, we are developing a "player" that will be compatible with most systems and which allow the distribution of streaming video on a pay-per-view basis.

o Subscription Service. We intend to launch a music subscription service that enables users to download an unlimited selection of music for a monthly fee.

4.   Products and Services

a.   Relationship with Liquid Audio

We have entered into a one year renewable agreement with Liquid Audio Inc. (NASDAQ: LQID), by which we have licensed Liquid's technology and acquired the right to distribute its library of digital downloads. Liquid Audio, Inc. is a leading provider of software and services for the digital delivery of music over the Internet. Its technology gives artists, record labels, web sites and music retailers the ability to publish, syndicate and sell recorded music online with copy protection and copyright management. Using Liquid Audio's Liquid(TM) Player software, available for free download, consumers can preview and purchase downloadable music from the more than 750 affiliate Web sites in the Liquid(TM) Music Network, of which we are currently a member. Liquid Audio's software supports the digital delivery of music in many leading music formats including MP3, Sony ATRAC3, Dolby Digital, AAC and Windows Media.

By leveraging Liquid Audio's music hosting, delivery and digital rights management infrastructure, we have added secure, for-sale downloads, full-length promotional tracks and streaming audio previews to our web site. This enables us to promote and sell more than 70,000 Internet singles from 1,400 labels with CD-quality sound.

Our agreement with Liquid Audio also enables to offer record labels an opportunity to be distributed through the liquid audio affiliates network.

b.   Relationship with Muze

We have entered a one-year renewable agreement with Muze, the leading source of information about music, books and video. Through Muze, consumers can locate and preview the entertainment they seek. We use the Muze database to provide consumers with information, song lists, audio preview, movie reviews and video art. Muze also enables consumers to search our web site and Media Superstore by song title, album, artist, genre, movie title or actor. We pay a minimum of $3500 a month for Muze's services.

c.   Relationship with i.FILL

We have entered into a relationship with i.FILL, a division of Valley Media, Inc., a "direct-to-consumer" order fulfillment service for e-commerce. This relationship enables us to expand our music offerings through access to the entire Valley Media, Inc. catalog of CDs, DVDs, vinyl, cassettes, videos, as well as digital downloads and custom compact disc compilations.

We have also licensed Valley Media, Inc.'s "audiofile" proprietary database. "Audiofile" contains information regarding pre-recorded entertainment musical products (other than pre-recorded music distributed in electronic format).

d.   Relationships with Individual Artists

We have entered into Online Artist Promotion and Distribution Agreements with recording artists Jim Byrnes, Jazzbury Ram, Long John Baldry and Rhymes with Orange. Pursuant to these agreements, we design and host a web site for each artist and distribute the artist's music from our web site.

e.   Relationships with Record Labels & Libraries

     i.   Parker's Lake

In August 2000 we acquired the non-exclusive digital distribution rights to a library, owned by Parker's Lake, of over 4,000 titles in various genres including children's, vintage Rock and classical.

     ii.  Map Music

We have an agreement with Map Music, Ltd, an independent record label, pursuant to which we distribute its music through our web site.

     iii. Van Richter

We have a non-exclusive agreement with Van Richter, one of the leading labels in the Industrial music area, to digitally distribute its library of Industrial songs through our web site and manufacture custom compact discs.

     iv.  PrimeCD

We have an agreement with PrimeCD, an independent record label representing over 25 artists, to handle its online encoding, hosting and distribution.

5.   Marketing

a.   Relationship with L90, Inc.

We have partnered with L90, Inc., a leading provider of comprehensive on-line advertising and direct marketing solutions for advertisers and Internet publishers. L90, Inc. designs, develops and implements sophisticated advertising campaigns that go beyond traditional web site advertising to include sponsorships, co-branded micro sites, content integration, sweepstakes and email marketing.

L90, Inc., through its subsidiary the Zonfire Network, handles all of our online advertising and direct marketing by administering our direct marketing programs for consumers and targeting consumers with select marketing offers that the consumers have opted to receive via email.

The agreement also grants L90, Inc. the right to sell outside advertising on our web site, Whatsupmusic.com.

b.   Prior Promotional Efforts

We teamed with Bell South in a promotion that began in May 2000 and continued throughout the summer and fall of 2000. Bell South offered 3,000,000 of its subscribers a BellSouth Family Entertainment Pack that included coupons to purchase compact discs from our web site.

c.   Stop the Violence

We are a strong supporter of the Stop the Violence international campaign and sponsor the Stop the Violence web site. As a result of this support and sponsorship, we receive highly visible name placement at Stop the Violence events and in its media campaigns. We were the official web caster for a Stop the Violence Benefit Concert in September 2000 which featured over 50 bands, including Bif Naked.

6.   Technology Infrastructure

We have chosen to build our entire web site and related services exclusively using Microsoft's Active Server Pages. We believe that ASP is quickly becoming the standard on the Business to Business and Business to Customer interfaces.

We believe that our customer service software, Dr. Bean, is a low cost solution to customer service. Unlike operating an extremely costly call center, our customers first contact for customer service is through email. We believe that this is less expensive to buy, maintain and operate and better serves online customers.

7.   Employees

On January 12, 2001, we had 14 full time employees, including 6 in technical development, 6 in business development and marketing and 2 in administration and accounting. We also engage independent contractors in sales, business development and legal. We consider our relations with our employees to be good. None of our employees are represented by a collective bargaining unit, and we have never had a work stoppage. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our key technical personnel and senior management.

8.   Competition

The market for online promotion and distribution of music and music related products is competitive. Because barriers to entry on the Internet are relatively low, we expect competition to considerably increase in the future. We face competitive pressures from many actual and potential competitors including:

o Providers of online music content like Emusic.com, mp3.com, Musicmaker.com and Tunes.com.

o Online destination sites which have greater resources than us, such as music retailers Amazon.com and CDnow, and Internet "portals" American OnLine, Excite, Infoseek, Lycos and Yahoo!.

o Online sites which provide file sharing software, such as Napster and Gnutela, that can be used to download and distribute music.

o Publishers and distributors of traditional music and music-related media, such as Rolling Stone Magazine and Spin Magazine, which have entered the online commercial community with Internet affiliates.

The bases of competition in the online music promotion and distribution industry include the:

o Ability of consumers to search and sample music according to their preferences;

o    Ease of downloading music;

o    Quantity and variety of digital recorded music content;

o    Fidelity and quality of sound of the music; and

o    Ability to promote the web site.

We believe that we generally compete favorably with respect to these bases. But, many of our existing and potential competitors have larger consumer bases, longer operating histories, greater brand name recognition and considerably greater technical, financial and marketing resources than we do.

Increased competition could result in reduced margins or loss of market share, either of which could harm our business.

9.   Government Regulation

The laws and regulations that govern our business change rapidly. The United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

o Content Regulation. Both foreign and domestic governments have proposed and adopted laws governing the content of material transmitted over the Internet. These include laws relating to defamation, libel, obscenity and indecency. We could be liable if content placed on our web site or delivered by us violates these regulations.

o Privacy Law. Current and proposed federal, state and foreign (for example, the European Union and Canada) privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues.

o Sales and Use Tax. We do not currently collect sales, use or other taxes on the sale of goods and services on our web site. However, states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of goods and services over the Internet.

Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

Item 2.  Description of Property.

Our operations center is located in approximately 2,000 square feet of office space in Vancouver, Canada. The lease for this space expires in May 2003.

Item 3.  Legal Proceedings.

We are not presently involved in any legal proceedings that would have a material adverse effect on our business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of our year ended September 30, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

A.   Price Range of Common Stock

Our common stock has been quoted on the NASD Over The Counter Bulletin Board ("OTCBB"), a regulated quotation service that captures and displays real-time quotes for securities not listed on the Nasdaq Stock Market or any stock exchange in the United States, under market symbol "WSUP" since November 28, 2000. From April 27, 2000 to November 28, 2000 our stock was quoted under the symbol "AADC," and from March 24, 2000 to April 27, 2000 our common stock was quoted under market symbol "COYM." Before then, there was no public market for our common stock. The following table presents, for the periods indicated, the high and low quotation prices per share as reported on the OTCBB.

Date                     Open      High      Low       Close     Volume
----                     ----      ----      ---       -----     ------

June 30, 2000            2.062     2.375     1.375     1.625     719,900
September 30, 2000       1.437     1.812     1.375     1.531     1,012,300
December 29, 2000        0.435     0.510     0.435     0.510     5,000

On January 12, 2001, the reported last quotation price of our common stock on the OTCBB was $0.415. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of January 12, 2001, there were 9,295,300 outstanding issued shares, warrants outstanding to purchase 3,200,000 shares of common stock and options outstanding to purchase 2,000,000 shares of common stock. As of December 22, 2000, there were approximately 32 shareholders of record.

B.   Dividend Policy

We have not declared or paid any dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements, and other factors the board of directors deems relevant.

C.   Recent Sales of Unregistered Securities

Since our inception on February 19, 1997, we have issued or sold unregistered securities in the amounts, at the times, for the consideration and pursuant to the exemptions from registration provided by the Securities Act of 1933, as amended (the "Act"), as follows:

On March 11, 1999, pursuant to an exemption under Section 4(2) of the Act, we issued 10,000 shares of our common stock, $0.001 par value, to Vic Barger, our President, Secretary and a director, in return for services rendered as an officer and a director and money he spent to develop our business plan. Effective April 30, 1999 these shares were forward split 33:1.

On March 11, 1999, pursuant to an exemption under Section 4(2) of the Act, we issued 10,000 shares of our common stock, $0.001 par value, to A. Tasso Tsalamandris, our Treasurer and a director, in return for services rendered as an officer and a director and money he spent to develop our business plan. Effective April 30, 1999 these shares were forward split 33:1.

On April 30, 1999, pursuant to an exemption under Section 4(2) of the Act and Rule 504 of Regulation D promulgated under the Act, we sold 73,000 shares of our common stock, $0.001 par value, to 70 purchasers at $0.10 per share, for an aggregate purchase price of $7,300. Effective April 30, 1999 these shares were forward split 33:1.

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Safecrest (PAK) Ltd.

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Ray Alikhan.

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Coradene Ltd.

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Lori Ltd.

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Brunswick Ltd.

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Incubus Investments Ltd.

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Maybourne Ltd.

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Wireless Consulting, Inc.

On May 1, 2000, pursuant to an exemption under Section 4(2) of the Act, we granted an option to purchase 250,000 shares of our common stock, $0.001 par value, exercisable at $1.00 per share before May 1, 2002, to Ian Stuart, one of our directors, for services rendered as a director.

On May 1, 2000, pursuant to an exemption under Section 4(2) of the Act, we granted an option to purchase 250,000 shares of our common stock, $0.001 par value, exercisable at $1.00 per share before May 1, 2002, to Riz Alikhan, one of our directors, for services rendered as a director.

On May 1, 2000, pursuant to an exemption under Section 4(2) of the Act, we granted an option to purchase 100,000 shares of our common stock, $0.001 par value, exercisable at $1.00 per share before May 1, 2002, to John Karroll, one of our directors, for services rendered as a director.

On May 1, 2000, pursuant to an exemption under Section 4(2) of the Act, we granted an option to purchase 100,000 shares of our common stock, $0.001 par value, exercisable at $1.00 per share before May 1, 2002, to Brunswick Ltd., for services rendered as a consultant.

On May 1, 2000, pursuant to an exemption under Section 4(2) of the Act, we granted an option to purchase 50,000 shares of our common stock, $0.001 par value, exercisable at $1.00 per share before May 1, 2002, to TKO Entertainment, for services rendered as a consultant.

On May 1, 2000, pursuant to an exemption under Section 4(2) of the Act, we granted an option to purchase 450,000 shares of our common stock, $0.001 par value, exercisable at $1.00 per share before May 1, 2005, to Incubus Investments Ltd., for services rendered as a consultant.

On May 1, 2000, pursuant to an exemption under Section 4(2) of the Act, we granted an option to purchase 100,000 shares of our common stock, $0.001 par value, exercisable at $1.00 per share before May 1, 2005, to Coradene Ltd., for services rendered as a consultant.

On May 1, 2000, pursuant to an exemption under Section 4(2) of the Act, we granted an option to purchase 350,000 shares of our common stock, $0.001 par value, exercisable at $1.00 per share before May 1, 2005, to Manitoba Ltd., for services rendered as a consultant.

On April 26, 2000, pursuant to an exemption under Section 4(2) of the Act and in connection with a Stock Purchase Agreement, we issued 2,000,000 shares of our common stock, $0.001 par value, to Freedom Investments Ltd. (1,000,000 shares), Franoon Foundation (500,000 shares) and Chapster Foundation (500,000 shares) for 25,000 shares of common stock, no par value, of Angelaudio Systems, Inc., a Nevada corporation, which shares of common stock constituted all of the issued and outstanding shares of Angelaudio Systems, Inc.

Item 6.  Plan of Operation

We provide visitors a unique approach to downloading music directly from the Internet. We have developed a system for consumers to compile their own selection of music in the form of a Hard Copy CD and for downloading songs directly from consumer's hard drives from our web site, www.Whatsupmusic.com . We further provide Independent artists a site to showcase their music directly on-line with the added feature of launching their CDs directly through our manufacturing department.

We were in redevelopment for calendar year 2000, changing our platform using the antiquated cold fusion technology to the new Microsoft ASP platform. Due to staff shortages and limited resources this has taken more time than originally anticipated. However, the delay has allowed us to develop a unique and superior shopping experience for visitors to the site. The downloadable aspect of our music business has been hampered by the pirating of music online.

We have generated an insignificant amount of revenue to date through sales of music on line, but we have begun to make significant inroads for our CD manufacturing services. Most of our revenues have been generated from this division. Orders currently accepted for manufacturing are in excess of 3 million CDs to be completed over the next 90 days.

However, we will require funding for the foreseeable future to implement our strategy for growth. This entails expanding operations by increasing staffing, purchasing additional computer equipment and scaling up our CD manufacturing division to accommodate the planned increase in our manufacturing orders.

Our focus has changed from being primarily a seller of music online to the business of manufacturing CDs and providing businesses with a platform for providing their customers with our shopping engine services. We provide the e-commerce infrastructure for companies to allow their customers to shop on line. Other companies currently providing such services are Chapters, Amazon and Checkout.com.

Item 7.  Financial Statements.

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Consolidated Financial Statements (US dollars)
--------------------------------------------------------------------------------

September 30, 2000                                                          Page
--------------------------------------------------------------------------------





Auditors' Report                                                             F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statement of Operations                                         F-4

Consolidated Statement of Changes in Shareholders' Equity                    F-5

Consolidated Statement of Cash Flows                                         F-6

Notes to the Consolidated Financial Statements                               F-7

Auditors' Report

To the Shareholders of
Whatsupmusic.com Inc.
(formerly Angelaudio.com Inc.)
(formerly Core Systems, Inc.)

We have audited the balance sheet of Whatsupmusic.com Inc (formerly Angelaudio.com Inc.; formerly Core Systems, Inc.) as at September 30, 2000 and the statements of loss and deficit, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at September 30, 2000 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles

The financial statements as at September 30, 1999 and for the year then ended were audited by other auditors who expressed an opinion without reservation on those statements in their report dated December 15, 1999.


                                                      /s/  MacKay & Partners

                                                      "MacKay & Partners"
Vancouver,  Canada.                                   Chartered Accountants
January 11, 2001

     Comments by Auditors for U.S. Readers on Canada - United States Reporting Differences

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 3(a) regarding the Company's ability to continue as a going concern. Our report to the shareholders dated January 11, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.



                                                      /s/  MacKay & Partners

                                                      "MacKay & Partners"
Vancouver,  Canada.                                   Chartered Accountants
January 11, 2001

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Consolidated Balance Sheet (US dollars)
--------------------------------------------------------------------------------

September 30,                                            2000           1999
--------------------------------------------------------------------------------

Assets

Current assets
    Cash                                              $ 117,380         $ 1,633
    Accounts receivable                                  26,884               -
    Loan receivable (note 4)                             20,452               -
    Deposits and prepaid expenses                        49,337               -
--------------------------------------------------------------------------------
                                                        214,053           1,633

Capital assets (note 5)                                 289,898               -

Goodwill (note 2)                                       209,306               -
--------------------------------------------------------------------------------
                                                      $ 713,257         $ 1,633
================================================================================

Liabilities

Current liabilities
    Accounts payable and accrued liabilities          $  71,020         $     -
    Loans payable (note 6)                              305,513               -
    Current portion of lease inducement                   7,236
    Due to related parties (note 7)                      94,573               -
--------------------------------------------------------------------------------
                                                        478,343               -

Lease inducement                                         12,060               -

Long term debt (note 8)                                  36,173               -
--------------------------------------------------------------------------------
                                                        526,576               -
--------------------------------------------------------------------------------
Shareholders' Equity

Share capital (note 9)                                    9,295           3,069

Paid in capital                                         802,005           6,231

Deficit                                                (624,618)         (7,667)
--------------------------------------------------------------------------------
                                                        186,682           1,633
--------------------------------------------------------------------------------
                                                      $ 713,257         $ 1,633
================================================================================
Commitments (note 10) Approved by the Director:


          "Ian Stuart"
----------------------------------

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Consolidated Statement of Operations (US dollars)
--------------------------------------------------------------------------------

                                           Cumulative
                                              from
                                            inception
                                          February 19,
                                             1997 to
                                          September 30,
For the year ended September 30,              2000            2000        1999
--------------------------------------------------------------------------------

Revenue

    Sales                                   $   3,800      $   3,800     $     -
    Cost of sales                               5,518          5,518           -
--------------------------------------------------------------------------------
                                              (1,718)        (1,718)           -
--------------------------------------------------------------------------------

General and administrative expenses

    Accounting and audit                    $  26,581         26,581           -
    Advertising and promotion                  48,868         48,868           -
    Amortization                               66,125         66,125           -

    Bank charges and interest                  14,211         14,211           -
    Consulting                                106,069        106,069           -
    Foreign exchange                              838            838           -

    Filing fees                                15,682         15,682           -
    Legal                                       3,998          3,998           -
    Licences                                   51,700         51,700           -

    Marketing                                   7,410          7,410           -
    Office and miscellaneous                   47,333         39,666       7,667
    Rent                                       17,314         17,314           -

    Salaries and benefits                     116,092        116,092           -
    Travel                                    100,679        100,679           -
--------------------------------------------------------------------------------
                                              622,900        615,233       7,667
--------------------------------------------------------------------------------
Loss for the period                         $ 624,618      $ 616,951     $ 7,667
================================================================================

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Consolidated Statement of Changes in Shareholders' Equity (US dollars)
--------------------------------------------------------------------------------

For the year ended September 30, 2000
--------------------------------------------------------------------------------

                                                       Additional
                                Common                  Paid in     Accumulated
                                Shares       Amount     Capital       Deficit
--------------------------------------------------------------------------------

Balance September 30, 1998
                                       -    $     -    $      -       $     -

March, 1999 stock issued
for services                      20,000         20       1,980             -

March ,1999 changed
par value from no par
value to $0.001                        -          -           -             -

April, 1999 Shares issued
for cash                          73,000         73       7,227             -

April, 1999 forward stock
split 32 for 1                 2,976,000      2,976      (2,976)            -

Net loss year ended
September 30, 1999                     -          -           -        (7,667)
--------------------------------------------------------------------------------

Balance September 30, 1999     3,069,000      3,069       6,231        (7,667)
--------------------------------------------------------------------------------

February, 2000 forward
stock split 1.7 for 1          2,148,300      2,148      (2,148)            -

March 2000, stock
cancelled                     (1,122,000)    (1,122)      1,122             -

April, 2000 stock issued
for acquisition of
subsidiary                     2,000,000      2,000           -             -

May, 2000 stock issued
pursuant to a private
placement                      3,200,000      3,200     796,800             -

Net loss for year ended
September 30, 2000                     -          -           -      (616,951)
--------------------------------------------------------------------------------

Balance September 30, 2000     9,295,300    $ 9,295    $802,005     $(624,618)
================================================================================

The authorized share capital of the company is 50,000,000 common shares with a par value of $0.001 per share.

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Consolidated Statement of Cash Flows (US dollars)
--------------------------------------------------------------------------------

                                           Cumulative
                                              from
                                            inception
                                          February 19,
                                             1997 to
                                          September 30,
For the year ended September 30,              2000           2000        1999
-------------------------------------------------------------------------------

Operating activities
  Loss for the period                       $(624,981)    $(617,314)    $(7,667)
  Add: Amortization                            64,076        64,076           -
    Issue of stock for services                 2,000             -       2,000

  Changes in non-cash working capital
    Accounts receivable                       (18,323)      (18,323)          -
    Deposits and prepaid expenses             (35,496)      (35,496)          -
    Accounts payable and accrued
     liabilities                                  536           536           -
-------------------------------------------------------------------------------
                                             (612,188)     (606,521)     (5,667)
-------------------------------------------------------------------------------

Financing activities
  Issue of share capital                        6,249         3,200       3,049
  Lease inducement                             21,707        21,707           -
  Paid in capital                             801,051       796,800       4,251
  Advances from related parties                84,780        84,780           -
-------------------------------------------------------------------------------
                                              913,787       906,487       7,300
-------------------------------------------------------------------------------
Investing activities
  Cash received on acquisition
   of subsidiary                                5,984         5,984           -
  Acquisition of capital assets              (190,203)     (190,203)          -
-------------------------------------------------------------------------------
                                             (184,219)     (184,219)          -
-------------------------------------------------------------------------------

Increase in cash                              117,380       115,747       1,633

Cash, beginning of period                           -         1,633           -
-------------------------------------------------------------------------------
Cash, end of period                         $ 117,380     $ 117,380     $ 1,633
================================================================================

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------

September 30, 2000
--------------------------------------------------------------------------------


1.   Management's Opinion

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations then ended, and the changes in cash for the year then ended.

     For US reporting requirements, the accompanying consolidated financial statements have been adjusted as of September 30, 2000 as required by item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

2.   Incorporation and Nature of Operations

     The Company was incorporated on February 19, 1997 under the laws of the State of Nevada, USA and changed its name to Angelaudio.com Inc. on April 15, 2000. On November 17, 2000 the Company changed its name to Whatsupmusic.com Inc.

     On April 15, 2000, the Company acquired all the issued and outstanding shares of Angelaudio.com Inc., a private company incorporated under the laws of the state of Nevada, USA in return for the issuance of 2,000,000 common shares out of the treasury of the company, having a par value of $2,000. Angelaudio.com Inc. subsequently changed its name to Angelaudio Systems Inc. (ASI).

     The acquisition has been accounted for using the purchase method with the results of operations of ASI included in the consolidated financial statements from the date of acquisition.

     These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

          Current assets                                  $   28,386
          Capital assets                                     144,699
          Goodwill                                           228,428

          Current liabilities and loans payable             (364,308)
          Long term debt                                     (35,205)
          -----------------------------------------------------------
          Total consideration funded by
             issuance of 2,000,000 shares                 $    2,000
          ===========================================================

2.   Significant Accounting Policies

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

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------

September 30, 2000
--------------------------------------------------------------------------------

3.   Significant Accounting Policies (continued)

     (a)  Basis of presentation (continued)

          Because of the speculative nature of the company, there are significant risks which are summarized as follows:

               The company is newly formed with no operating history and minimal assets; The company has limited funds available for acquisition or operations.

          For US reporting requirements, the company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

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


     (c)  Translation of foreign currencies

          Amounts recorded in foreign currencies have been translated into United States dollars as follows:

               Current monetary assets and liabilities are translated at the rates prevailing at the balance sheet date.

               Fixed assets and shareholder equity accounts are translated at the rates prevailing on the transaction dates.

               Deferred expenditures, income and expenses are translated at the average rate for the year.

          Any gain or loss on translation of foreign currencies is included in net income.

     (d)  Cash and equivalents

          For the purpose of the statement of cash flows, all investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2000.

     (e)  Leasehold inducements

          The benefits arising from lease inducements are taken into income over the term of the lease on a straight-line basis.

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------

September 30, 2000
--------------------------------------------------------------------------------

3.   Significant Accounting Policies (continued)

     (f)  Financial instruments

          All significant assets, financial liabilities and equity instruments of the company are either recognized or disclosed in the financial statements together with available information for a reasonable assessment of future cash flows, interest rate risk and credit risk.

     (g)  Estimates

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

     (h)  Goodwill

          Goodwill is amortized on a straight line basis over a period of five years.

     (i)  Future income taxes

          The Company accounts for income taxes using the future income tax method.

4.   Loan Receivable

     Loan receivable from a related party bears interest at 7.5% per annum, with no specific terms of repayment.

5.   Capital Assets
                                            2000                       1999
--------------------------------------------------------------------------------
                                 Accumulated             Net Book     Net Book
                             Cost       Amortization      Value        Value
--------------------------------------------------------------------------------

Computer hardware          $ 236,017      $ 32,452      $ 203,565      $   -

Computer software              5,746         1,317          4,429          -

Office furniture and
 equipment                    16,789         1,539         15,250          -

Web site design               45,928         6,315         39,613          -

Leasehold Improvements        30,421         3,380         27,041          -

--------------------------------------------------------------------------------
                           $ 334,901      $ 45,003      $ 289,898      $   -
================================================================================

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------

September 30, 2000
--------------------------------------------------------------------------------


6.   Loans Payable

                                                         2000         1999
                                                         ----         ----
     Promissory note payable to an officer,
     bears interest at 10% per annum compounded
     annually and maturing March 1, 2001               $142,409      $    -

     Loan  payable to related  parties,  non-
     interest  bearing and with no specific terms
     of repayment.                                      163,104           -
     ----------------------------------------------------------------------

                                                       $305,513      $    -
     ======================================================================


7.   Due to Related Parties

     Due to a Canadian public company with common officers, non-interesting bearing and with no specific terms of repayment.

8.   Long Term Debt



                                                          2000         1999
                                                          ----         ----
     Note payable to a related party with no
     specific term of repayment and bearing
     interest at 8% per annum                           $ 36,173      $    -
     -----------------------------------------------------------------------


9.   Share Capital

     (a)  Stock options

          As at September 30, 2000, options were outstanding for the purchase of common shares as follows:

          Number of Shares             Expiry Date              Price per share
          ---------------------------------------------------------------------
               750,000                 May 1, 2002                  $ 1.00
             1,250,000                 May 1, 2005                  $ 1.00

     (b)  Warrants

     During the year the Company issued 3,200,000 units through a private placement. Each unit consists of one common share of the Company and one share purchase warrant to purchase one common share of the Company at an exercise price of $0.25, expiring March 15, 2002. At the year end 3,200,000 warrants were outstanding.

--------------------------------------------------------------------------------
Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------

September 30, 2000
--------------------------------------------------------------------------------

10.  Lease Commitments

     As of September 30, 2000, the Company had lease commitments for office space expiring May 31, 2003.

     Minimum lease payments including estimated taxes and operating costs for each of the next three years are as follows.

          2001                                               $ 35,661
          2002                                                 35,661
          2003                                                 23,774
          -----------------------------------------------------------
                                                             $ 95,096
          -----------------------------------------------------------

11. Differences between Canadian and United States Generally Accepted Accounting Principles (GAAP)

     (a)  Income taxes

          Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. ------------

          Under U.S. GAAP the Company would initially be required to recognize an income tax asset arising from the benefit of losses carried forward. This asset has been reduced to $nil through the application of a valuation allowance.

     (b)  Stock options

          SFAS 123 "Accounting for stock based compensation", defines a fair value based method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the date of grant based on the fair value of the award and is recognized over the vesting period. However SFAS 123 allows an entity to continue to measure compensation costs related to stock option costs in accordance with Accounting Principle Board Statement No. 25 (APB 25). The Company has elected to measure compensation related to stock options in accordance with APB 25. Accordingly, since the fair value of the shares was less than the price of the stock options at the date of grant, there is no compensation to be recognized under US GAAP.

     (c)  Comprehensive income

          In June 1997, the FASB issued SFAS No. 130 "Reporting comprehensive income". SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and net income per share. Comprehensive income is defined as changes in shareholders' equity exclusive of transactions with owners such as capital contributions and dividends. Under SFAS 130, the Company has no material comprehensive income items other than the net loss in any of the years presented.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 6, 2000 we were informed by Barry L. Friedman, CPA, the engagement partner responsible for our audit, that Barry L Friedman, P.C. was resigning. On December 15, 2000 we retained the firm of MacKay & Partners, Chartered Accountants, as our new auditors.

Barry L. Friedman, P.C. had been our principal accountants for the purpose of auditing our financial statements for the fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997. The reports of Barry L. Friedman, P.C. on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. We have had no disagreements with our former principal accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of our former principal accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports relating to its audits for our company.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                                   MANAGEMENT

A.   Directors and Management

Name                      Age              Position
----                      ---              --------

Riz Alikhan                36              Chief Executive Officer, Director
Ian Stuart                 39              President, Director
John Karroll               43              Director of Artist Services


Riz Alikhan is our Chief Executive Officer. Between 1996 and 1998 Mr. Alikhan worked at Goepel McDermid as a broker. From 1998 to 1999, Mr. Alikhan helped launch Entertainment Boulevard Ltd., a company in the business of on-line video distribution. Mr. Alikhan holds a Bachelor of Science degree from the University of Pittsburgh.

John Karroll is our Director of Artist Services. Beginning as a recording artist, he has been active in all facets of the music industry for 25 years, working in marketing, promotions, booking, tour management, artist development and media.

Ian Stuart has been our President since March 2000. Prior to joining us, Mr. Stuart was sales manager for Baum Publications for 14 years. While there, he developed international marketing and advertising campaigns for numerous multi-national companies. Mr. Stuart received a Bachelor of Arts degree from Simon Fraser University.

B.   Compensation of Directors

Our directors do not currently receive any cash compensation for services on the board of directors or any committee thereof.

Item 10.  Executive Compensation.

No compensation was paid to our executive officers for the fiscal year ended September 30, 1998. The following table sets forth information concerning the compensation we paid for services rendered during our fiscal years ended September 30, 2000 and September 30, 1999 by our executive officers.

                                    Summary Compensation Table

                                 Annual                 Long-Term Compensation
                              Compensation

                                                                Awards

Name and Principal                                  Restricted           Securities          All Other
Position                     Year    Salary       Stock Award(s)     Underlying Options     Compensation

Riz Alikhan, CEO             2000                                         250,000
Ian Stuart, President        2000                                         250,000            $20,287(1)
John Karroll, Director       2000    $26,480                              100,000
 of Artist Services
Vic Barger, President(3)     1999                   $1,000(2)

(1)  Compensation paid to Mr. Stuart in the form of consulting fees.

(2) At the end of our fiscal year ended September 30, 2000 Mr. Barger did not hold any of the above listed restricted stock.

(3)  Mr. Barger resigned on March 8, 2000.

The following table sets forth information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers.

            OPTION GRANTS IN THE LAST FISCAL YEAR (Individual Grants)

                    Number of      Percent of
                    Securities    Total Options
                    Underlying     Granted to      Exercise
                    Options       Employees in     of Base
Name                Granted        Fiscal Year      Price        Expiration Date

Riz Alikhan         250,000          41.67%       $1.00/share    March 15, 2002
Ian Stuart          250,000          41.67%       $1.00/share    March 15, 2002
John Karroll        100,000          16.66%       $1.00/share    March 15, 2002


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table presents information with respect to beneficial ownership of our common stock as of January 12, 2001:

o Each person or entity who beneficially owns more than 5% of the common stock;

o    Each of our directors;

o    Each of our executive officers; and

o    All executive officers and directors as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o Whatsupmusic.com, Inc., 1130 West Pender Street, Suite 1200, Vancouver, British Columbia, Canada V6E 4A4. The table includes all shares of common stock issuable within 60 days of January 12, 2001 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The applicable percentage of ownership is based on 14,495,300 shares of common stock outstanding on a fully diluted basis as of January 12, 2001. The number of shares of common stock outstanding on a fully diluted basis includes 3,200,000 shares of common stock issuable upon the exercise of certain outstanding warrants and 2,000,000 shares of common stock issuable upon the exercise of certain options.

                                        Shares Beneficially Owned

Name of Beneficial Owner                  Number         Percent

Ray Alikhan (1)                           800,000          5.5
Riz Alikhan (2)                           250,000          1.7
Brunswick Ltd. (3)                      1,122,400          7.7
Coradene Ltd. (4)                       1,250,000          8.6
Freedom Investments Ltd. (5)            1,000,000          6.9
Incubus Investments Ltd. (6)            1,250,000          8.6
Lori Ltd. (7)                             800,000          5.5
Maybourne Ltd. (8)                      1,022,400          7.7
Safecrest (PAK) Ltd. (9)                  800,000          5.5
Ian Stuart (10)                           250,000          1.7
Wireless Consulting Inc.  (11)            800,000          5.5
John Karroll (12)                         100,000            *
Cede & Co. (13)                         3,075,465         21.0
All executive officers and                600,000          4.1
directors as a group (3 persons)
(14)

* Represents Beneficial Ownership of less than 1%.

(1) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2001.

(2) Consists of 250,000 shares of common stock issuable upon the exercise of stock options, granted to Mr. Alikhan, a director and our CEO, exercisable within 60 days of January 12, 2001.

(3) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days January 12, 2001 and 100,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of January 12, 2001. Claire and Peter Batiste are the principal partners of Brunswick Ltd.

(4) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2001 and 450,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of January 12, 2001.

(5)  Andrew Meade is the principal partner of Freedom Investments Ltd.

(6) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2001 and 450,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of January 12, 2001. Craig Lines is the principal partner of Incubus Investments, Ltd.

(7) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2001. Russel Michel is the principal partner of Lori Ltd.

(8) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2001. Juli de Jersey is the principal partner of Maybourne Ltd.

(9) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2001. Sara Musharif and Akbar Alikhan are the principal partners of Safecrest (PAK) Ltd.

(10) Consists of 250,000 shares of common stock issuable upon the exercise of stock options, granted to Mr. Stuart, a director and our President, exercisable within 60 days of January 12, 2001.

(11) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2001. Kevin Gunther is the principal partner of Wireless Consulting Inc.

(12) Consists of 100,000 shares of common stock issuable upon the exercise of stock options, granted to Mr. Karroll, our Director of Artist Services, exercisable within 60 days of January 12, 2001.

(13) Canadian Depository is the principal owner of Cede and Co.

(14) Consists of 600,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of January 12, 2001.

Item 12.  Certain Relationships and Related Transactions.

Since our inception in March 1997, we have never been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have an interest, other than as described under Item 9 above and the transactions described below.

No person or entity who may be considered a promoter has received or will receive anything of value from us. Further, we have neither acquired nor will we acquire any assets from a promoter.

As of December 23, 1999 Riz Alikhan, our Chief Executive Officer and a director, had loaned, through a series of advances, a total of $132,221 to us for general administrative expenses and business development. The principal of the loan, together with interest accruing at the annual rate of ten percent (10%), is due and payable on March 1, 2001. The advances were consolidated in a promissory note dated December 23, 1999 and may be prepaid, in whole or in part, on or before March 1, 2001, upon written agreement entered into by and between Riz Alikhan and us.

During our year ended September 30, 2000 EXP Resources Ltd, a Canadian public company, loaned us $94,573. The loan is non-interest bearing and has no specific terms of repayment. Riz Alikhan, our CEO, was a director of EXP Resources Ltd. During our year ended September 30, 2000.

Item 13.  Exhibits and Reports on Form 8-K.

A.   Exhibit Index

Exhibit No.         Description

 3.1      Amended Articles of Incorporation of Whatsupmusic.com, Inc.

 3.2      Bylaws of Whatsupmusic.com, Inc.

 4.1      Reference is made to pages 1 - 3 of Exhibit 3.2

10.1 Liquid Remote Inventory Fulfillment System(TM)Merchant Affiliate and License Agreement dated March 8, 2000

10.2 Order Fulfillment Agreement with i.FILL, a division of Valley Media, Inc., dated December 15, 1999.

10.3      Audiofile License Agreement with Valley Media, Inc. dated January 1,
          2000.

10.4 Online Artist Promotion and Distribution Agreement with Jim Byrnes dated September 5, 2000.

10.5 Online Artist Promotion and Distribution Agreement with Jazzbury Ram dated September 11, 2000.

10.6 Online Artist Promotion and Distribution Agreement with Long John Baldry dated September 11, 2000.

10.7 Online Artist Promotion and Distribution Agreement with Rhymes with Orange dated September 5, 2000.

10.8 Digital Distribution Services Agreement with Parker's Lake dated August 11, 2000

10.9      Digital Distribution Services Agreement with Map Music dated June 30,
          2000

10.10     Digital Distribution Services Agreement with Van Richter dated May 11,
          2000

10.11     Digital Distribution Services Agreement with Prime CD dated July 1,
          2000

10.12     Affiliate Agreement with Prime CD dated July 1, 2000.

10.13 Internet Advertising and Ad Serving Agreement For ZonFire between Angelaudio.com, Inc. and L90, Inc. dated July 6, 2000.

10.14 Letter Agreement with John Karroll dated March 20, 2000 regarding employment and stock options.

10.15     Lease between 1862 Holdings Ltd. and registrant dated June 1, 2000.

10.16     Promissory Note in favor of Riz Alikhan dated December 23, 1999.

10.17 Stock Purchase Agreement between the registrant, Angelaudio Systems, Inc. and the Shareholders of Angelaudio Systems, Inc. dated April 26, 2000.

10.18     Subscription Agreement between Core Systems, Inc. and Safecrest (PAK)
          Ltd.

10.19     Subscription Agreement between Core Systems, Inc. and Coradene Ltd.

10.20     Subscription Agreement between Core Systems, Inc. and Ray Alikhan

10.21     Subscription Agreement between Core Systems, Inc. and Lori Ltd.

10.22 Subscription Agreement between Core Systems, Inc. and Incubus Investments Ltd.

10.23 Stock Purchase Warrant in favor of Safecrest (PAK) Ltd. dated March 15, 2000.

10.24     Stock Purchase Warrant in favor of Ray Alikhan dated March 15, 2000.

10.25     Stock Purchase Warrant in favor of Coradene Ltd. dated March 15, 2000.

10.26     Stock Purchase Warrant in favor of Lori Ltd. dated March 15, 2000.

10.27     Stock Purchase Warrant in favor of Brunswick Ltd. dated March 15,
          2000.

10.28 Stock Purchase Warrant in favor of Wireless Consulting Inc. dated March 15, 2000.

10.29 Stock Purchase Warrant in favor of Incubus Investments Ltd. dated March 15, 2000.

10.30     Stock Purchase Warrant in favor of Maybourne Ltd. dated March 15,
          2000.

10.31 Stock Option Agreement between Angelaudio.com, Inc. and Ian Stuart dated May 1, 2000.

10.32 Stock Option Agreement between Angelaudio.com, Inc. and Riz Alikhan dated May 1, 2000.

10.33 Stock Option Agreement between Angelaudio.com, Inc. and John Karroll dated May 1, 2000.

10.34 Stock Option Agreement between Angelaudio.com, Inc. and Brunswick Ltd. dated May 1, 2000.

10.35 Stock Option Agreement between Angelaudio.com, Inc. and TKO Entertainment dated May 1, 2000.

10.36 Stock Option Agreement between Angelaudio.com, Inc. and Incubus Investments Ltd. dated May 1, 2000.

10.37 Stock Option Agreement between Angelaudio.com, Inc. and Coradene Ltd. dated May 1, 2000.

10.38 Stock Option Agreement between Angelaudio.com, Inc. and Manitoba Ltd. dated May 1, 2000.

10.39 Assignment Agreement between Angelaudio.com, Inc. and Riz Alikhan dated December 23, 1999.

10.40     License Agreement with Destiny Media Technologies dated August 31,
          2000.

16.1      Letter on Change in Certifying Accountant


B.   Reports on Form 8-K

We filed an Amendment No. 1 to Form 8-K during the last quarter of the period covered by this report on July 25, 2000. In that Amendment No. 1 to Form 8-K we inaccurately reported our acquisition of Angelaudio Systems, Inc., a private Nevada corporation formerly known as Angelaudio.com, Inc., and inaccurately reported our name change to Angelaudio.com, Inc. On January 9, 2001 we filed an Amendment No. 2 to Form 8-K to correct the inaccuracies in the July 25, 2000 Amendment No. 1 to Form 8-K. In the Amendment No. 2 to Form 8-K we reported the following:

          Item 2. Acquisition or Disposition of Assets
          --------------------------------------------

          On July 25, 2000 the Registrant filed Amendment No. 1 to Form 8-K filed April 25, 2000. In that Amendment No. 1 to Form 8-K the Registrant reported the following:

          Under a share purchase agreement dated April 26, 2000 the Registrant acquired all of the issued and outstanding common shares of Angelaudio.com, Inc., a private Nevada company. The Registrant issued 2,000,000 common shares at a par value of $0.001 per share to Fanoon Foundation, Chapster Foundation and Freedom Investments, Ltd., the former shareholders of Angelaudio. The former shareholders of Angelaudio are at arm's length to the Registrant and its directors and officers.

          This statement from the July 25, 2000 Amendment No. 1 to Form 8-K was inaccurate. The following is an accurate report of the Registrant's acquisition of Angelaudio Systems, Inc.:

          Under a share purchase agreement dated April 26, 2000, the Registrant acquired all of the issued and outstanding common shares of Angelaudio Systems, Inc., a private Nevada corporation. In exchange for the acquired shares of Angelaudio Systems, Inc., the Registrant issued 2,000,000 shares of its common stock, $0.001 par value, to Franoon Foundation, Chapster Foundation and Freedom Investments, Ltd., the former shareholders of Angelaudio Systems, Inc., who are at arm's length to the Company, its directors and officers.

          Item 5. Other Events
          --------------------

          On July 25, 2000 the Registrant filed Amendment No. 1 to Form 8-K filed April 26, 2000. In that Amendment No. 1 to Form 8-K the Registrant reported that following the Registrant's acquisition of Angelaudio, the Registrant changed its name to Angelaudio.com, Inc. (formerly Core Systems, Inc.) which name change was accepted by the Nevada Secretary of State on April 18, 2000.

          This report was inaccurate and should have reported that prior to the Registrant's acquisition of Angelaudio Systems, Inc. (a private Nevada corporation formerly Angelaudio.com, Inc.), the Registrant changed its name to Angelaudio.com, Inc. (formerly Core Systems, Inc.), which name change was accepted by the Nevada Secretary of State on April 18, 2000.

          The transaction whereby the Registrant acquired all of the outstanding stock of Angelaudio Systems, Inc. should have occurred in the following manner:

          Under a share purchase agreement dated April 26, 2000, Core Systems, Inc., which prematurely changed its name to Angelaudio.com, Inc., acquired all of the issued and outstanding shares of Angelaudio.com, Inc., a private Nevada corporation which prematurely changed its name to Angelaudio Systems, Inc. In exchange for the acquired shares of Angelaudio.com, Inc., Core Systems, Inc. issued 2,000,000 shares of its common stock, $0.001 par value, to Franoon Foundation, Chapster Foundation and Freedom Investments Ltd., the former shareholders of Angelaudio.com, Inc., who are at arm's length to Core Systems, Inc., its directors and officers.

We filed the following financial statements with Amendment No. 1 to Form 8-K filed July 25, 2000:

(a)  Financial Statements of Business Acquired.

     Angelaudio Systems, Inc. (private Nevada corporation formerly Angelaudio.com, Inc.) audited financial statements for the year ending December 31, 1999.

(b)  Pro Forma Financial Information.

     Angelaudio.com, Inc. (formerly Core Systems, Inc.) Pro Forma Financial Statements (combined with Angelaudio Systems, Inc.) for the period ending December 31, 1999; and Angelaudio.com, Inc. (formerly Core Systems, Inc.) Pro Forma Financial Statements (combined with Angelaudio Systems, Inc.) for the period ending March 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Whatsupmusic.com, Inc.
                                       -----------------------------------------
                                       (Registrant)


                                       By  /s/ Ian Stuart
                                           -------------------------------------
                                              (Ian Stuart, President)
                                       Date  January 12, 2001
                                             -----------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                      Date


/s/ Ian Stuart                       Director / President       January 12, 2001
    ------------------------