Form 10KSB40/A
period 2000-09-30
ANGELAUDIO COM INC /DE/
filed 2001-02-20
CIK 1082121

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                               Amendment No. 1 to
                                   FORM 10-KSB

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

Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year.  $0.00.
                                                          -----

The aggregate market value of our voting common stock held by non-affiliates as of February 20, 2001, based on the average Bid and Ask price on that date, was $0.36.
-----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,295,300 shares of common stock as of February 20, 2000.

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

Item 10.       Executive Compensation.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

Item 12.       Certain Relationships and Related Transactions.

Item 13.       Exhibits and Reports on Form 8-K

                                     PART I

Item 1.   Description of Business

A.   Business

We incorporated in Nevada in February 1997 under the name Creative Systems, Inc. for the purpose of developing cost efficient methods of pipe restoration in commercial and residential buildings. We subsequently changed our name to Core Systems, Inc. in May 1997. Under a share purchase agreement in April 2000 we acquired all of the issued and outstanding shares of a private Nevada corporation, Angelaudio Systems, Inc., and changed our plan of operation from pipe restoration to the online entertainment industry. In that same month we changed our name from Core Systems, Inc. to Angelaudio.com, Inc. In November 2000 we changed our name to Whatsupmusic.com, Inc.

Through our Web site http://www.whatsupmusic.com we provide a leading vehicle for promoting, purchasing and downloading music via the Internet. Our business gives artists and record companies the ability to advertise and sell their recorded music with copy protection and copyright management. From a growing library of music from independent recording artists, bands and labels and some established artists and labels, consumers can preview and purchase legal, copyright-protected, digitally watermarked music. The music is downloaded directly from the Internet to the consumer's computer hard drive where it is stored in a library system and can be played at anytime. One compact disc copy can be made from the downloaded file.

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

2.   The Recorded Music Industry and the Internet

International Data Corporation estimates that the number of Internet users worldwide will grow from approximately 97 million users in 1998 to 320 million by the end of 2002. The Internet presents a significant opportunity for the rapid and cost-effective distribution, promotion and sale of recorded music. Music is one of the most popular topics on the Internet as reflected by the increasing number of music-related Web sites and the growth of online sales of compact discs. To date, online recorded music sales have occurred primarily through the purchase of compact discs through online retailers. Forrester Research expects online vendors such as Cdnow,Inc. and Amazon.com, Inc. to drive total online sales of compact discs in the United States from an estimated $890 million in 1999 to an estimated $6.7 billion in 2003. These online retailers generally do not take physical custody of recordings, but rather refer their orders to fulfillment houses that are responsible for shipping the compact discs to customers.

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

B.   The Whatsupmusic.com Solution

Our goal is to become a leader in a revolutionary method of recorded music promotion, sales and distribution. Few record labels or artist management companies have demonstrated the expertise necessary to develop a successful online promotional business model. At the same time, consumers are increasingly looking for ways to interact with their favorite music artists through the Internet and purchase music and entertainment in a convenient and affordable way. We can provide significant advantages to artists, labels and consumers.

1.   Value to Record Labels and Artists

We offer recording artists and record labels a vast array of services to help maximize revenue opportunities through recorded music promotion, sales and distribution over the Internet. These services include:

o Distribution and Promotional Power. We offer the most comprehensive music distribution service available on the Internet and unique online marketing and promotional programs for artists and record labels which include (1) Web site construction and maintenance; (2) creation and maintenance of online fan clubs; (3) online merchandise sales; (4) unique specially targeted promotions such as contests and announcements; (5) cyber chat services; (6) encoding, hosting and marketing of concerts for webcast with an advertising or a pay-per-view revenue model; (7) video encoding, hosting and distribution; (8) production, encoding and hosting of interviews exclusively for the Internet; and (9) distribution and marketing of songs and albums released exclusively on the Internet.
o Increased Revenues and Lower Costs. Through our business, record companies and artists can generate increased revenues by offering their entire catalog of existing music as well as singles and periodic releases. Our products and services provide a cost-effective way to digitally offer entire music catalogs to consumers by reducing the costs associated with physical manufacturing, warehousing and shipping.
o Global Reach. Our business allows the Internet to be used as a global distribution channel for artists, record companies and retailers. This is particularly significant to independent record labels and amateur musicians who have limited access to traditional retail distribution channels.
o CD duplication services. We have a compact disc duplication division that offers reasonably priced global compact disc duplication services for the professional recording industry, multi-media marketing campaigns, independent artists, songwriters and individual visitors who want to create their own customized compact discs. Our CD Duplication services feature duplication and distribution of custom discs for the professional recording industry and online orders.

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

o Communications with Artists and Other Fans. We allow fans to contact artists directly via email and to communicate with one another through message boards. In addition, artists can use their website to communicate directly with fans, advising them of concerts and new releases. Message boards allow fans with common interests and preferences to be connected.

3.   Strategy

Our mission is to become the leading online music company for artists, record labels and consumers. Key elements of our strategy include:

o Diversify Revenue Streams. Our strategy is to harvest the breadth and uniqueness of our music community and services to generate multiple commercially feasible revenue streams. We are building an affiliate program, which will allow Web sites to sell products from our Media Superstore and receive a share of the profits. We are currently targeting sites with many unique daily visitors that currently do not have an affiliation with an online music company. We also offer compact disc production services. We have 120 duplicator machines capable of customized and standard CD production. With these duplicators, we can produce up to 12,000 CDs a day. Additionally, we have the infrastructure necessary to increase production up to 100,000 CDs a day.
o Build Brand Awareness. We plan to increase brand awareness through a combination of online and offline advertising and promotional activities. We have recently promoted brand awareness through several innovative and cost effective channels, including advocacy events and strategic promotional agreements. We are continuing to increase our online presence through banner advertising, events, contests and email promotions. We also intend to achieve greater offline awareness by targeting magazine advertising and promotional arrangements.
o Create a Unique and Robust Music-Based Experience for the Consumer. Our strategy focuses on creating an unmatched experience for consumers by offering one of the largest collections of music available online, a rich browsing experience with multiple genre and geographical search classifications and a cost and time efficient way to purchase music. We also plan to expand local, regional, national and international coverage and increase editorials, personalized news and advertising and customized CD sales. As bandwidth availability continues to improve, we expect to deliver live events and an increasing array of interactive multimedia experiences. We plan to work with record labels to create Internet-exclusive releases, including digital downloads, never-before-released live albums, interviews, concerts and merchandise.
o Create a Large Global Community of Artists. A key component of our strategy is to continue to expand our community of artists so that we offer a large and ever-growing group of global artists online. We believe that offering a large global artist community is key to increasing the number of consumers on our Web site. Further, we believe that we will have a greater chance of succeeding if we work closely with artists to create products and services that appeal to their fan base. We hope to target specific fan bases of artists and build sites designed both to increase an artist's contacts with its fan bases and to maximize revenue opportunities from the fan base.
o Create a large selection of music and music related products. Through strategic relationships with i.FILL, a division of Valley Media, Inc., and Liquid Audio, we already have over 1,000,000 songs available for purchase through our site. In addition to this, we are licensing product from smaller or boutique labels that is not available through traditional forms of distribution. This product will increase our capability to serve consumers of all musical tastes. Also, a main feature of our Web site is the Media Superstore. In our Media Superstore, we feature a selection of over 1,000,000 song titles which are available in compact disc, vinyl, cassette or as digital downloads. We also feature products related to the production of music such as CD-writers, CD-Rs, and computer software. Our music library may be searched by artist or browsed by musical genre.
o Create Software and a "Player" for use in online entertainment distribution. We are working with technology companies to develop software that maximizes opportunities for distributing entertainment on the Internet. Further, we are developing a "player" that will be compatible with most systems and which allow the distribution of streaming video on a pay-per-view basis.

o Subscription Service. We intend to launch a music subscription service that enables users to download an unlimited selection of music for a monthly fee.

4.   Products and Services

a.   Relationship with Liquid Audio

We have entered into a one year renewable agreement with Liquid Audio Inc., by which we have licensed Liquid's technology and acquired the right to distribute its library of digital downloads. Liquid Audio, Inc. is a leading provider of software and services for the digital delivery of music over the Internet. Its technology gives artists, record labels, Web sites and music retailers the ability to publish, syndicate and sell recorded music online with copy protection and copyright management. Using Liquid Audio's Liquid(TM) Player software, available for free download, consumers can preview and purchase downloadable music from the more than 750 affiliate Web sites in the Liquid(TM) Music Network, of which we are currently a member. Liquid Audio's software supports the digital delivery of music in many leading music formats including MP3, Sony ATRAC3, Dolby Digital, AAC and Windows Media.

By leveraging Liquid Audio's music hosting, delivery and digital rights management infrastructure, we have added secure, for-sale downloads, full-length promotional tracks and streaming audio previews to our Web site. This enables us to promote and sell more than 70,000 Internet singles from 1,400 labels with CD-quality sound.

Our agreement with Liquid Audio also enables us to offer record labels an opportunity to be distributed through the Liquid Audio Affiliates Network.

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

5.   Marketing

a.   Relationship with L90, Inc.

We have partnered with L90, Inc., a leading provider of comprehensive online advertising and direct marketing solutions for advertisers and Internet publishers. L90, Inc. designs, develops and implements sophisticated advertising campaigns that go beyond traditional Web site advertising to include sponsorships, co-branded micro sites, content integration, sweepstakes and email marketing.

L90, Inc., through its subsidiary the Zonfire Network, handles all of our online advertising and direct marketing by administering our direct marketing programs for consumers and targeting consumers with select marketing offers that the consumers have opted to receive via email.

The agreement also grants L90, Inc. the right to sell outside advertising on our Web site, http://www.whatsupmusic.com.

b.   Prior Promotional Efforts

We teamed with BellSouth in a promotion that began in May 2000 and continued throughout the summer and fall of 2000. BellSouth offered 3,000,000 of its subscribers a BellSouth Family Entertainment Pack that included coupons to purchase compact discs from our Web site.

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

7.   Employees

On February 20, 2001, we had 8 full time employees, including 4 in technical development, 2 in business development and marketing and 2 in administration and accounting. We also engage independent contractors in sales, business development and legal. We consider our relations with our employees to be good. None of our employees are represented by a collective bargaining unit, and we have never had a work stoppage. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our key technical personnel and senior management.

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

Item 2.  Description of Property.

Our operations center is located in approximately 2,000 square feet of office space in Vancouver, Canada. The lease for this space expires in May 2003. We pay $35,661 a year in rent for our offices. Our property consists primarily of equipment and office computer systems. It is our management's opinion that our insurance policies cover all insurance requirements of our landlord.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

A.   Price Range of Common Stock

Our common stock has been quoted on the NASD OTC Bulletin Board, a regulated quotation service that captures and displays real-time quotes for securities not listed on the Nasdaq Stock Market or any stock exchange in the United States, under market symbol "WSUP" since November 28, 2000. From April 27, 2000 to November 28, 2000 our stock was quoted under the symbol "AADC," and from March 24, 2000 to April 27, 2000 our common stock was quoted under market symbol "COYM." Before then, there was no public market for our common stock. The following table presents, for the periods indicated, the high and low quotation prices per share as reported on the OTC Bulletin Board.

Date                           High        Low

June 30, 2000                  2.375       1.375
September 30, 2000             1.812       1.375
December 29, 2000              0.510       0.435

On February 20, 2001, the reported last quotation price of our common stock on the OTC Bulletin Board was $0.36. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of February 20, 2001, there were 9,295,300 outstanding issued shares, warrants outstanding to purchase 3,200,000 shares of common stock and options outstanding to purchase 2,000,000 shares of common stock. As of February 20, 2001, there were approximately 32 shareholders of record.

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

On April 30, 1999, pursuant to an exemption provided by Rule 504 of Regulation D promulgated under the Act, we sold 73,000 shares of our common stock, $0.001 par value, to 70 purchasers at $0.10 per share, for an aggregate purchase price of $7,300. Effective April 30, 1999 these shares were forward split 33:1.

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

Item 6. Plan of Operation

We provide visitors a unique approach to downloading music directly from the Internet. We have developed a system for consumers to compile their own selection of music in the form of a Hard Copy CD and for downloading songs directly to consumer's hard drives from our Web site, http://whatsupmusic.com. We further provide Independent artists a site to showcase their music directly online with the added feature of launching their CDs directly through our manufacturing department.

We were in redevelopment for calendar year 2000, changing our platform from the antiquated cold fusion technology to the new Microsoft ASP platform. Due to staff shortages and limited resources this has taken more time than originally anticipated. However, the delay has allowed us to develop a unique and superior shopping experience for visitors to our Internet site. The downloadable aspect of our music business has been hampered by the pirating of music online.

We have generated an insignificant amount of revenue to date through sales of music online, but we have begun to make significant inroads for our CD manufacturing services. Most of our revenues have been generated from this division. Orders currently accepted for manufacturing are in excess of 3 million CDs to be completed over the next 90 days.

However, we will require funding for the foreseeable future to implement our strategy for growth. This entails expanding operations by increasing staffing, purchasing additional computer equipment and scaling up our CD manufacturing division to accommodate the planned increase in our manufacturing orders.

Our focus has changed from being primarily a seller of music online to the business of manufacturing CDs and providing businesses with a platform for providing their customers with our shopping engine services. We provide the e-commerce infrastructure for companies to allow their customers to shop on line. Other companies currently providing such services are Chapters, Amazon.com and Checkout.com.

Item 7. Financial Statements.

Whatsupmusic.com Inc.(formerly Angelaudio.com Inc.)(formerly Core Systems Inc.) (a development stage company)
Consolidated Financial Statements (US dollars)
--------------------------------------------------------------------------------
September 30, 2000                                                 Page
--------------------------------------------------------------------------------


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


                                                 "MacKay & Partners"
Vancouver,  Canada.                              Chartered Accountants
January 11, 2001
(except for Note 2 dated January 19, 2001)

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


                                                 "MacKay & Partners"
Vancouver,  Canada.                              Chartered Accountants
January 11, 2001
(except for Note 2 dated January 19, 2001)

Whatsupmusic.com Inc.(formerly Angelaudio.com Inc.)(formerly Core Systems, Inc.) (a development stage company)
Consolidated Balance Sheet (US dollars)
--------------------------------------------------------------------------------
September 30,                                            2000            1999
--------------------------------------------------------------------------------

Assets

Current assets
    Cash                                             $  117,380    $     1,633
    Accounts receivable                                  26,884              -
    Loan receivable (note 4)                             20,452              -
    Deposits and prepaid expenses                        49,337              -
--------------------------------------------------------------------------------
                                                        214,053          1,633

Capital assets (note 5)                                 289,898              -

Goodwill (note 2)                                       209,306              -
--------------------------------------------------------------------------------
                                                     $  713,257    $     1,633
--------------------------------------------------------------------------------

Liabilities

Current liabilities
    Accounts payable and accrued liabilities         $   71,020    $         -
    Loans payable (note 6)                              305,513              -
    Current portion of lease inducement                   7,236
    Due to related parties (note 7)                      94,573              -
--------------------------------------------------------------------------------
                                                        478,343              -

Lease inducement                                         12,060              -

Long term debt (note 8)                                  36,173              -
--------------------------------------------------------------------------------
                                                        526,576              -
--------------------------------------------------------------------------------

Shareholders' Equity

Share capital (note 9)                                    9,295          3,069

Paid in capital                                         802,005          6,231

Deficit                                                (624,618)        (7,667)
--------------------------------------------------------------------------------
                                                        186,682          1,633
--------------------------------------------------------------------------------
                                                     $  713,257    $     1,633
--------------------------------------------------------------------------------

Commitments (note 10)
Approved by the Director:


          "Ian Stuart"
----------------------------------

--------------------------------------------------------------------------------

Whatsupmusic.com Inc.(formerly Angelaudio.com Inc.)(formerly Core Systems, Inc.) (a development stage company)
Consolidated Statement of Operations (US dollars)
--------------------------------------------------------------------------------
                                  Cumulative from inception
                                   February 19, 1997 to
For the year ended September 30,    September 30, 2000        2000       1999
--------------------------------------------------------------------------------

Revenue

    Sales                                 $   3,800       $    3,800   $     -
    Cost of sales                             5,518            5,518         -
-------------------------------------------------------------------------------
                                             (1,718)          (1,718)        -
-------------------------------------------------------------------------------

General and administrative expenses

    Accounting and audit                  $  26,581           26,581         -
    Advertising and promotion                48,868           48,868         -
    Amortization                             66,125           66,125         -

    Bank charges and interest                14,211           14,211         -
    Consulting                              106,069          106,069         -
    Foreign exchange                            838              838         -

    Filing fees                              15,682           15,682         -
    Legal                                     3,998            3,998         -
    Licences                                 51,700           51,700         -

    Marketing                                 7,410            7,410         -
    Office and miscellaneous                 47,333           39,666     7,667
    Rent                                     17,314           17,314         -

    Salaries and benefits                   116,092          116,092         -
    Travel                                  100,679          100,679         -
--------------------------------------------------------------------------------
                                            622,900          615,233     7,667
--------------------------------------------------------------------------------
Loss for the period                       $ 624,618       $  616,951   $ 7,667
--------------------------------------------------------------------------------

Whatsupmusic.com Inc.(formerly Angelaudio.com Inc.)(formerly Core Systems, Inc.)
(a development stage company)
Consolidated Statement of Changes in Shareholders' Equity (US dollars)
--------------------------------------------------------------------------------
For the year ended September 30, 2000
----------------------------------------------------------------------------------------------------------------
                                                                            Additional
                                       Common                              Paid in Capital        Accumulated
                                       Shares              Amount                                   Deficit
----------------------------------------------------------------------------------------------------------------
Balance September 30,
1998                                         -             $      -        $          -            $       -

March, 1999 stock
issued for services                     20,000                   20               1,980                    -

March ,1999 changed
par value from no par
value to $0.001                              -                    -                   -                    -

April, 1999 Shares
issued for cash                         73,000                   73               7,227                    -

April, 1999 forward stock
split 32 for 1                       2,976,000                2,976             (2,976)                    -

Net loss year ended
September 30, 1999                           -                    -                   -               (7,667)
----------------------------------------------------------------------------------------------------------------

Balance September 30,
1999                                 3,069,000                3,069               6,231               (7,667)
----------------------------------------------------------------------------------------------------------------
February, 2000 forward
stock split 1.7 for 1                2,148,300                2,148             (2,148)                    -

March 2000, stock
cancelled                           (1,122,000)              (1,122)              1,122                    -

April, 2000 stock issued
for acquisition of
subsidiary                           2,000,000                2,000                   -                    -

May, 2000 stock issued
pursuant to a private
placement                            3,200,000                3,200             796,800                    -

Net loss for year ended
September 30, 2000                           -                    -                   -             (616,951)
----------------------------------------------------------------------------------------------------------------
Balance September 30,
2000                                 9,295,300            $   9,295           $ 802,005          $  (624,618)
----------------------------------------------------------------------------------------------------------------

The authorized share capital of the company is 50,000,000 common shares with a par value of $0.001 per share.

                                      F-5

Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
(a development stage company)
Consolidated Statement of Cash Flows (US dollars)
------------------------------------------------------------------------------------------------------------------------
                                             Cumulative from inception
                                                February 19, 1997 to
For the year ended September 30,                        September 30, 2000                 2000                 1999
------------------------------------------------------------------------------------------------------------------------

Operating activities
    Loss for the period                                     $     (624,981)           $    (617,314)        $    (7,667)
    Add: Amortization                                               64,076                   64,076                   -
         Issue of stock for services                                 2,000                        -               2,000

    Changes in non-cash working capital
           Accounts receivable                                     (18,323)                 (18,323)                  -
           Deposits and prepaid expenses                           (35,496)                 (35,496)                  -
         Accounts payable and accrued liabilities                      536                      536                   -
------------------------------------------------------------------------------------------------------------------------
                                                                  (612,188)                (606,521)             (5,667)
------------------------------------------------------------------------------------------------------------------------

Financing activities
    Issue of share capital                                           6,249                    3,200               3,049
    Lease inducement                                                21,707                   21,707                   -
    Paid in capital                                                801,051                  796,800               4,251
    Advances from related parties                                   84,780                   84,780                   -
------------------------------------------------------------------------------------------------------------------------
                                                                   913,787                  906,487               7,300
------------------------------------------------------------------------------------------------------------------------

Investing activities
    Cash received on acquisition of subsidiary                       5,984                    5,984                   -
    Acquisition of capital assets                                 (190,203)                (190,203)                  -
------------------------------------------------------------------------------------------------------------------------
                                                                  (184,219)                (184,219)                  -
-----------------------------------------------------------------------------------------------------------------------
Increase in cash                                                   117,380                  115,747               1,633

Cash, beginning of period                                                -                    1,633                   -

Cash, end of period                                         $      117,380            $     117,380         $     1,633

------------------------------------------------------------------------------------------------------------------------

Whatsupmusic.com Inc.(formerly Angelaudio.com Inc.)(formerly Core Systems, Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
September 30, 2000
--------------------------------------------------------------------------------

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

     Under a share purchase agreement dated April 26, 2000, the Company acquired all of the issued and outstanding shares of Angelaudio Systems, Inc. ("Systems"), a private Nevada corporation. In exchange for the acquired shares of Systems, the Company issued 2,000,000 shares of its common stock to the former shareholders of Systems.

     The acquisition has been accounted for using the purchase method with the results of operations of ASI included in the consolidated financial statements from the date of acquisition.

     These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

          Current assets                              $         28,386
          Capital assets                                       144,699
          Goodwill                                             228,428

          Current liabilities and loans payable              (364,308)
          Long term debt                                      (35,205)

---------------------------------------------------------------------

          Total consideration funded by
             issuance of 2,000,000 shares             $          2,000

---------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Whatsupmusic.com Inc.(formerly Angelaudio.com Inc.)(formerly Core Systems, Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Whatsupmusic.com Inc.(formerly Angelaudio.com Inc.)(formerly Core Systems, Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------

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

4.   Loan Receivable

     Loan receivable from a related party bears interest at 7.5% per annum, with no specific terms of repayment.

5.   Capital Assets
                                        2000                     1999
     ---------------------------------------------------------------------------
                                    Accumulated            Net Book    Net Book
                                Cost      Amortization       Value       Value
     ---------------------------------------------------------------------------
     Computer hardware         $236,017      $32,452       $203,565     $    -

     Computer software            5,746        1,317          4,429          -

     Office furniture and
         equipment               16,789        1,539         15,250          -

     Web site design             45,928        6,315         39,613          -

     Leasehold
     Improvements                30,421        3,380         27,041          -

--------------------------------------------------------------------------------
                               $334,901      $45,003       $289,898     $    -

--------------------------------------------------------------------------------
Whatsupmusic.com Inc.(formerly Angelaudio.com Inc.)(formerly Core Systems, Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------

September 30, 2000
--------------------------------------------------------------------------------

6.   Loans Payable

                                                              2000      1999
                                                              ----      ----

     Promissory note payable to an officer, bears interest
     at 10% per annum compounded annually and maturing
     March 1, 2001                                        $142,409     $     -

     Loan payable to related parties, non-interest bearing
     and with no specific terms of repayment.              163,104           -
--------------------------------------------------------------------------------
                                                          $305,513     $     -
--------------------------------------------------------------------------------

7.   Due to Related Parties

     Due to a Canadian public company with common officers, non-interesting bearing and with no specific terms of repayment.

8.   Long Term Debt

                                                             2000        1999
                                                             ----        ----

     Note payable to a related party with no specific
     term of repayment and bearing interest at 8% per
     annum                                                $ 36,173     $     -
--------------------------------------------------------------------------------

9.   Share Capital

     (a)  Stock options

     As at September 30, 2000, options were outstanding for the purchase of common shares as follows:

        Number of Shares           Expiry Date              Price per share
     ---------------------------------------------------------------------------
           750,000                    May 1,  2002                 $1.00
         1,250,000                    May 1, 2005                  $1.00

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

--------------------------------------------------------------------------------

Whatsupmusic.com Inc.(formerly Angelaudio.com Inc.)(formerly Core Systems, Inc.) (a development stage company)
Notes to the Consolidated Financial Statements (US Dollars)
--------------------------------------------------------------------------------
September 30, 2000
--------------------------------------------------------------------------------

10.  Lease Commitments

     As of September 30, 2000, the Company had lease commitments for office space expiring May 31, 2003. Minimum lease payments including estimated taxes and operating costs for each of the next three years are as follows.

       2001                                               $  35,661
       2002                                                  35,661
       2003                                                  23,774
                                                          $  95,096
     ---------------------------------------------------------------------------

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 6, 2000 we were informed by Barry L. Friedman, CPA, the engagement partner responsible for our audit, that Barry L Friedman, P.C. was resigning. On December 15, 2000 we retained the firm of MacKay & Partners, Chartered Accountants, as our new auditors. Our decision to retain MacKay & Partners, Chartered Accountants as our new auditors was approved by our board of directors.

Barry L. Friedman, P.C. had been our principal accountants for the purpose of auditing our financial statements for the fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997. The reports of Barry L. Friedman, P.C. on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. We have had no disagreements with our former principal accountants during our two most recent fiscal years and the subsequent interim period preceding the date of resignation on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of our former principal accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports relating to its audits for our company.

Barry L. Friedman passed away on January 27, 2001, before we could secure a letter from him confirming that we have not had any disagreement with him during the interim period between the end of our most recent fiscal year and the date of his resignation on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Further, because Mr. Friedman was a solo practitioner, currently there is no one from whom we can get a letter confirming the absence of disagreement.

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


Riz Alikhan is our Chief Executive Officer. Between 1996 and 1998 Mr. Alikhan worked at Goepel McDermid as a broker. From 1998 to 1999, Mr. Alikhan helped launch Entertainment Boulevard Ltd., a company in the business of online video distribution. Mr. Alikhan holds a Bachelor of Science degree from the University of Pittsburgh.

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

Item 10. Executive Compensation.

No compensation was paid to our Named Executive Officers for the fiscal year ended September 30, 1998. The following table sets forth information concerning the compensation we paid for services rendered during our fiscal years ended September 30, 2000 and September 30, 1999 by our Named Executive Officers, who are our CEO, regardless of compensation level, and our other executive officers who each received in excess of $100,000 in total annual salary and bonus for our fiscal years ended September 30, 2000 and September 30, 1999.

                           Summary Compensation Table

                         Annual                Long-Term Compensation
                         Compensation
                                                     Awards

Name and Principal  Year Salary Restricted Stock  Securities          All Other
Position                        Award(s)         Underlying Options Compensation

Riz Alikhan, CEO    2000                             250,000

Vic Barger, Former  1999         $1,000(1)
CEO

(1) At the end of our fiscal year ended September 30, 2000 Mr. Barger did not hold any of the above listed restricted stock.

The following table sets forth information concerning individual grants of stock options made during the last completed fiscal year to each of our Named Executive Officers (as defined above).

            OPTION GRANTS IN THE LAST FISCAL YEAR (Individual Grants)

                    Number of Securities      Percent of Total Options     Exercise or Base     Expiration Date
                    Underlying Options        Granted to Employees in      Price
Name                Granted                   Fiscal Year
Riz Alikhan         250,000                   41.67%                       $1.00 / share        March 15, 2002

The following table shows all individual grants of stock options exercised by our Named Executive Officers (as defined above) for our fiscal year ended September 30, 2000.

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-OPTION VALUES
                        Shares          Value      Number of Unexercised            Value of Unexercised
                      Acquired on    Realized      Securities Underlying           In-The-Money Option/s
Name                   Exercise          ($)        Options At FY-End (#)               At FY-End ($)
                          (#)                            Exercisable/                   Exercisable/
                                                        Unexercisable                  Unexercisable
Riz Alikhan               --              --              250,000 Exercisable                 --

Compensation of Directors

Our directors do not currently receive any cash compensation for services on the board of directors or any committee thereof.

The following table sets forth information regarding individual grants of stock options made during the last completed fiscal year to our directors.

                        Number of        Exercise or    Expiration Date
                        Securities       Base Price
Name                 Underlying Options   ($/Sh)
                        Granted (3)

Riz Alikhan             250,000           $1.00          March 15, 2002
Ian Stuart              250,000           $1.00          March 15, 2002

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information with respect to beneficial ownership of our common stock as of February 20, 2001:

o Each person or entity who beneficially owns more than 5% of the common stock;
o    Each of our directors;
o    Each of our Named Executive Officers; and
o    All executive officers and directors as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o Whatsupmusic.com, Inc., 1130 West Pender Street, Suite 1200, Vancouver, British Columbia, Canada V6E 4A4. The table includes all shares of common stock issuable within 60 days of February 20, 2001 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The applicable percentage of ownership is based on 14,495,300 shares of common stock outstanding on a fully diluted basis as of February 20, 2001. The number of shares of common stock outstanding on a fully diluted basis includes 3,200,000 shares of common stock issuable upon the exercise of certain outstanding warrants and 2,000,000 shares of common stock issuable upon the exercise of certain options.

                            Shares Beneficially Owned

Name of Beneficial Owner               Number         Percent

Ray Alikhan (1)                       800,000           5.5
Riz Alikhan (2)                       250,000           1.7
Brunswick Ltd.(3)                   1,122,400           7.7
Coradene Ltd.(4)                    1,250,000           8.6
Freedom Investments Ltd.(5)         1,000,000           6.9
Incubus Investments Ltd.(6)         1,250,000           8.6
Lori Ltd.(7)                          800,000           5.5
Maybourne Ltd.(8)                   1,022,400           7.7
Safecrest (PAK) Ltd.(9)               800,000           5.5
Wireless Consulting Inc.(10)          800,000           5.5
Cede & Co.(11)                      3,075,465          21.0
All executive officers and            500,000           4.1
directors as a group (2 persons)
(12)

* Represents Beneficial Ownership of less than 1%.

(1) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of February 20, 2001.

(2) Consists of 250,000 shares of common stock issuable upon the exercise of stock options, granted to Mr. Alikhan, a director and our CEO, exercisable within 60 days of February 20, 2001.

(3) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of February 20, 2001 and 100,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 20, 2001. Claire and Peter Batiste are the principal partners of Brunswick Ltd.

(4) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of February 20, 2001 and 450,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 20, 2001.

(5) Andrew Meade is the principal partner of Freedom Investments Ltd.

(6) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of February 20, 2001 and 450,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 20, 2001. Craig Lines is the principal partner of Incubus Investments, Ltd.

(7) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of February 20, 2001. Russel Michel is the principal partner of Lori Ltd.

(8) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of February 20, 2001. Juli de Jersey is the principal partner of Maybourne Ltd.

(9) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of February 20, 2001. Sara Musharif and Akbar Alikhan are the principal partners of Safecrest (PAK) Ltd.

(10) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of February 20, 2001. Kevin Gunther is the principal partner of Wireless Consulting Inc.

(11) Canadian Depository is the principal owner of Cede and Co.

(12) Consists of 250,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 20, 2001 by Riz Alikhan, our CEO, and 250,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 20, 2001 by Ian Stuart, our President.

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

Item 13. Exhibits and Reports on Form 8-K.

A.       Exhibit Index

Exhibit No.    Description

3.1       Articles of Incorporation of Creative Systems, Inc.

3.2 Certificate of Amendment of Articles of Incorporation of Creative Systems, Inc., filed May 26, 1998

3.3 Certificate of Amendment of Articles of Incorporation of Core Systems, Inc., filed March 25, 1999

3.4 Certificate of Amendment to the Articles of Incorporation of Core systems, Inc., filed April 18, 2000

3.5 Certificate of Amendment to the Articles of Incorporation of Angelaudio.com, Inc., filed November 17, 2000.

3.6       Bylaws of Creative Systems, Inc.

4.1       Reference is made to pages 1 - 3 of Exhibit 3.2

10.1 Liquid Remote Inventory Fulfillment System(TM)Merchant Affiliate and License Agreement dated March 8, 2000

10.2 Order Fulfillment Agreement with i.FILL, a division of Valley Media, Inc., dated December 15, 1999 and Audiofile License Agreement with Valley Media, Inc. dated January 1, 2000.

10.3 Online Artist Promotion and Distribution Agreement with Jim Byrnes dated September 5, 2000.

10.4 Online Artist Promotion and Distribution Agreement with Jazzbury Ram dated September 11, 2000.

10.5 Online Artist Promotion and Distribution Agreement with Long John Baldry dated September 11, 2000.

10.6 Online Artist Promotion and Distribution Agreement with Rhymes with Orange dated September 5, 2000.

10.7 Digital Distribution Services Agreement with Parker's Lake dated August 11, 2000

10.8      Digital Distribution Services Agreement with Map Music dated June 30,
          2000

10.9      Digital Distribution Services Agreement with Van Richter dated May 11,
          2000

10.10     Digital Distribution Services Agreement with Prime CD dated July 1,
          2000

10.11     Affiliate Agreement with Prime CD dated July 1, 2000.

10.12 Internet Advertising and Ad Serving Agreement For ZonFire between Angelaudio.com, Inc. and L90, Inc. dated July 6, 2000.

10.13     Lease between 1862 Holdings Ltd. and registrant dated June 1, 2000.

10.14     Promissory Note in favor of Riz Alikhan dated December 23, 1999.

10.16     Subscription Agreement between Core Systems, Inc. and Safecrest (PAK)
          Ltd.

10.17     Subscription Agreement between Core Systems, Inc. and Coradene Ltd.

10.18     Subscription Agreement between Core Systems, Inc. and Ray Alikhan

10.19     Subscription Agreement between Core Systems, Inc. and Lori Ltd.

10.20 Subscription Agreement between Core Systems, Inc. and Incubus Investments Ltd.

10.21 Stock Purchase Warrant in favor of Safecrest (PAK) Ltd. dated March 15, 2000.

10.22     Stock Purchase Warrant in favor of Ray Alikhan dated March 15, 2000.

10.23     Stock Purchase Warrant in favor of Coradene Ltd. dated March 15, 2000.

10.24     Stock Purchase Warrant in favor of Lori Ltd. dated March 15, 2000.

10.25     Stock Purchase Warrant in favor of Brunswick Ltd. dated March 15,
          2000.

10.26 Stock Purchase Warrant in favor of Wireless Consulting Inc. dated March 15, 2000.

10.27 Stock Purchase Warrant in favor of Incubus Investments Ltd. dated March 15, 2000.

10.28     Stock Purchase Warrant in favor of Maybourne Ltd. dated March 15,
          2000.

10.29 Stock Option Agreement between Angelaudio.com, Inc. and Ian Stuart dated May 1, 2000.

10.30 Stock Option Agreement between Angelaudio.com, Inc. and Riz Alikhan dated May 1, 2000.

10.31 Stock Option Agreement between Angelaudio.com, Inc. and John Karroll dated May 1, 2000.

10.32 Stock Option Agreement between Angelaudio.com, Inc. and Brunswick Ltd. dated May 1, 2000.

10.34 Stock Option Agreement between Angelaudio.com, Inc. and Incubus Investments Ltd. dated May 1, 2000.

10.35 Stock Option Agreement between Angelaudio.com, Inc. and Coradene Ltd. dated May 1, 2000.

10.36 Stock Option Agreement between Angelaudio.com, Inc. and Manatoba Ltd. dated May 1, 2000.

10.37 Assignment Agreement between Angelaudio.com, Inc. and Riz Alikhan dated December 23, 1999.

10.38     License Agreement with Destiny Media Technologies dated August 31,
          2000.

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


                                       Whatsupmusic.com, Inc.
                                       (Registrant)


                                       By  /s/ Ian Stuart
                                           ------------------------------------
                                           (Ian Stuart, President)
                                       Date  February 20, 2001
                                            -----------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                            Date


/s/ Ian Stuart                      Director / President      February 20, 2001
    -------------------------