Form 10QSB
period 2000-12-31
ANGELAUDIO COM INC /DE/
filed 2001-02-21
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                        Commission file Number: 000-26493

                                WHATSUPMUSIC.COM, INC.
                              (ANGELAUDIO.COM, INC.)
                          (FORMERLY CORE SYSTEMS, INC.)
        (Exact name of small business issuer as specified in its charter)

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

                              WHATSUPMUSIC.COM INC.

                          (A DEVELOPMENT STAGE COMPANY)

                         (FORMERLY ANGELAUDIO.COM INC.)
                          (FORMERLY CORE SYSTEMS, INC.)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (EXPRESSED IN US DOLLARS)

                                DECEMBER 31, 2000
                                   (UNAUDITED)



Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
(a development stage company)
Interim Consolidated Balance Sheet (US dollars) (Unaudited)


DECEMBER 31,                                                                   2000                  1999
---------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                                  $        5,649         $        290
    Accounts receivable                                                           30,308                    -
    Loan receivable (note 4)                                                      20,885                    -
    Deposits and prepaid expenses                                                 20,760                    -
---------------------------------------------------------------------------------------------------------------
                                                                                  77,062                  290

CAPITAL ASSETS (NOTE 5)                                                          270,021                    -

GOODWILL                                                                         197,784                    -
===============================================================================================================
                                                                          $      545,407         $        290
LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                              $       58,502         $          -
    Loans payable (note 6)                                                       326,364                    -
    Current portion of lease inducement                                            7,236
    Due to related parties (note 7)                                              103,493                    -
--------------------------------------------------------------------------------------------------------------
                                                                                 495,595                    -

LEASE INDUCEMENT                                                                  10,251                    -

LONG TERM DEBT (NOTE 8)                                                           36,942                    -
--------------------------------------------------------------------------------------------------------------
                                                                                 542,788                    -
--------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL                                                                      9,295                3,069

PAID IN CAPITAL                                                                  802,005                6,231

DEFICIT                                                                        (808,681)              (9,010)
--------------------------------------------------------------------------------------------------------------
                                                                                   2,619                  290
--------------------------------------------------------------------------------------------------------------

                                                                          $      545,407         $        290
==============================================================================================================


Commitments (Note 10)

APPROVED BY THE DIRECTOR:

----------------------------------



WHATSUPMUSIC.COM INC. (FORMERLY ANGELAUDIO.COM INC.) (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS (US DOLLARS) (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                          CUMULATIVE FROM INCEPTION         FOR THE THREE MONTHS
                                                              FEBRUARY 19, 1997 TO             ENDED DECEMBER 31,
                                                              DECEMBER 31,, 2000            2000                    1999
------------------------------------------------------------------------------------------------------------------------
REVENUE
    Sales                                                   $       13,177           $        9,377       $           -
    Cost of sales                                                    7,466                    1,948                   -
-----------------------------------------------------------------------------------------------------------------------
                                                                    (5,711)                  (7,429)                   -
-----------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

    Accounting and audit                                            27,826                    1,245                   -
    Advertising and promotion                                       49,153                      285                   -
    Amortization                                                    99,915                   33,790                   -

    Bank charges and interest                                       18,929                    4,718                   -
    Consulting                                                     157,247                   51,178                   -
    Foreign exchange                                                 4,910                    4,072                   -

    Filing fees                                                     16,486                      804                   -
    Legal                                                            5,785                    1,787                   -
    Licences                                                        57,700                    6,000                   -

    Marketing                                                       10,940                    3,530                   -
    Office and miscellaneous                                        61,650                   14,317               1,343
    Rent                                                            25,228                    7,914                   -

    Salaries and benefits                                          173,682                   57,590                   -
    Travel                                                         104,941                    4,262                   -
-----------------------------------------------------------------------------------------------------------------------
                                                                   814,392                  191,492               1,343
-----------------------------------------------------------------------------------------------------------------------
LOSS FOR THE PERIOD                                         $      808,681           $      184,063       $       1,343

--------------------------------------------------------------------------------------------------------------------------------





WHATSUPMUSIC.COM INC. (FORMERLY ANGELAUDIO.COM INC.) (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (US DOLLARS) (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                                  Additional
                                            Common                              Paid in Capital        Accumulated
                                            Shares              Amount                                   Deficit

        ------------------------------- --------------- --- ---------------- -- ---------------- -- ------------------

        Balance September 30, 1998                   -                 $  -                $ -                    $ -

        March, 1999 stock issued for
          services                              20,000                   20              1,980                      -

        March ,1999 changed par value
          from no par value to $0.001                -                    -                  -                      -

        April, 1999 Shares issued for
          cash                                 73,000                    73              7,227                      -
        April, 1999 forward stock
          split 32 for 1                    2,976,000                 2,976             (2,976)                     -
        Net loss year ended September
        30, 1999                                     -                    -                   -                (7,667)
        ------------------------------- --------------- --- ---------------- -- ---------------- -- ------------------

        Balance September 30, 1999          3,069,000                 3,069              6,231                (7,667)

        February, 2000 forward stock
          split 1.7 for 1                   2,148,300                 2,148             (2,148)                     -

        March 2000, stock  cancelled       (1,122,000)                1,122              1,122                      -

        April, 2000 stock issued for
          aquisition of subsidiary          2,000,000                 2,000                  -                      -

        May, 2000 stock issued
          pusuant to a private placement    3,200,000                 3,200            796,800                      -
        Net loss for year ended
          September 30, 2000                        -                     -                  -               (616,951)
        ------------------------------- --------------- --- ---------------- -- ---------------- -- ------------------
        Balance September 30, 2000
                                            9,295,300                 9,295            802,005              (624,618)

        ------------------------------- --------------- --- ---------------- -- ---------------- -- ------------------
        Net Loss for three months
        ended December 31, 2000
                                        -                   -                   -                            (184,063)
        ------------------------------- --------------- --- ---------------- -- ---------------- -- ------------------
        Balance December 31, 2000
                                        $  9,295,300               $ 9,295         $  802,005            $   (808,681)

        =============================== =============== === ================ == ================ == ==================


The authorized share capital of the company is 50,000,000 common shares with a par value of $0.001 per share.



WHATSUPMUSIC.COM INC. (FORMERLY ANGELAUDIO.COM INC.) (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (US DOLLARS) (UNAUDITED)
                                                        CUMULATIVE FROM INCEPTION         FOR THE THREE MONTHS
                                                           FEBRUARY 19, 1997 TO               ENDED DECEMBER 31,
                                                           SEPTEMBER 30, 2000           2000                 1999
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

    Loss for the period                                     $    (808,681)           $    (184,063)       $     (1,343)
    Add: Amortization                                               97,866                   33,790                   -
         Issue of stock for services                                 2,000                        -                   -

    Changes in non-cash working capital
           Accounts receivable                                    (21,747)                  (3,424)                   -
           Deposits and prepaid expenses                           (6,919)                 (28,577)                   -
         Accounts payable and accrued liabilities                 (12,345)                   (12,518)                 -
-------------------------------------------------------------------------------------------------------------------------
                                                                 (749,826)                (137,638)             (1,343)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

    Issue of share capital                                           6,249                        -                   -
    Lease inducementl                                               21,707                        -                   -
    Paid in capital                                                801,051                        -                   -
    Advances from related parties                                  113,078                        -                   -
-------------------------------------------------------------------------------------------------------------------------
                                                                   942,085                        -                   -
-------------------------------------------------------------------------------------------------------------------------
Investing activities

    Cash received on acquisition of subsidiary                       5,984                        -                   -
    Acquisition of capital assets                                 (192,594)                               (2,391)          -

                                                                 (186,610)                  (2,391)                   -
-----------------------------------------------------------------------------------------------------------------------

INCREASE (DECEASE) IN CASH                                           5,649                (111,731)             (1,343)

CASH, BEGINNING OF PERIOD                                                -                  117,380               1,633

CASH, END OF PERIOD                                        $         5,649           $        5,649       $         290

