Form 10QSB/A
period 2000-12-31
ANGELAUDIO COM INC /DE/
filed 2001-02-23
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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







                               COMPILATION REPORT







We have compiled the interim consolidated balance sheet of Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.) as at December 31, 2000 and the interim consolidated statements of operations, shareholders' equity and cash flow for the three months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.


                                                               "DRIVER ANDERSON"

Vancouver, BC                                              CHARTERED ACCOUNTANTS

February 20, 2001

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.)
(FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET (US DOLLARS) (UNAUDITED)
--------------------------------------------------------------------------------
DECEMBER 31,                                        2000         1999
------------                                        ----         ----

ASSETS

CURRENT ASSETS
    Cash                                       $   5,649    $     290
    Accounts receivable                           30,308           --
    Loan receivable (note 4)                      20,885           --
    Deposits and prepaid expenses                 20,760           --
                                               ---------    ---------
                                                  77,062          290

CAPITAL ASSETS (note 5)                          270,021           --

GOODWILL                                         197,784           --
                                               ---------    ---------
                                               $ 545,407    $     290
                                               =========    =========
LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities   $  58,502    $      --
    Loans payable (note 6)                       326,364           --
    Current portion of lease inducement            7,236           --
    Due to related parties (note 7)              103,493           --
                                               ---------    ---------
                                                 495,595           --

LEASE INDUCEMENT                                  10,251           --

LONG TERM DEBT (note 8)                           36,942           --
                                               ---------    ---------
                                                 542,788           --
                                               ---------    ---------
SHAREHOLDERS' EQUITY

SHARE CAPITAL (NOTE 9)                             9,295        3,069

PAID IN CAPITAL                                  802,005        6,231

DEFICIT                                         (808,681)      (9,010)
                                               ---------    ---------
                                                   2,619          290
                                               ---------    ---------
                                               $ 545,407    $     290
                                               =========    =========
Commitments (note 10)

APPROVED BY THE DIRECTOR:


    "Ian Stuart"
----------------------------------

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.)
(FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS (US DOLLARS) (UNAUDITED)
--------------------------------------------------------------------------------

                              CUMULATIVE FROM INCEPTION   FOR THE THREE MONTHS
                                 FEBRUARY 19, 1997 TO      ENDED DECEMBER 31,
                                 DECEMBER 31, 2000          2000         1999
                                 -----------------          ----         ----




REVENUE

    Sales                             $  13,177        $   9,377    $      --
    Cost of sales                         7,466            1,948           --
                                      ---------        ---------    ---------
                                         (5,711)          (7,429)          --
                                      ---------        ---------    ---------

GENERAL AND ADMINISTRATIVE EXPENSES

    Accounting and audit                 27,826            1,245           --
    Advertising and promotion            49,153              285           --
    Amortization                         99,915           33,790           --

    Bank charges and interest            18,929            4,718           --
    Consulting                          157,247           51,178           --
    Foreign exchange                      4,910            4,072           --

    Filing fees                          16,486              804           --
    Legal                                 5,785            1,787           --
    Licences                             57,700            6,000           --

    Marketing                            10,940            3,530           --
    Office and miscellaneous             61,650           14,317        1,343
    Rent                                 25,228            7,914           --

    Salaries and benefits               173,682           57,590           --
    Travel                              104,941            4,262           --
                                      ---------        ---------    ---------
                                        814,392          191,492        1,343
                                      ---------        ---------    ---------
LOSS FOR THE PERIOD                   $ 808,681        $ 184,063    $   1,343
                                      =========        =========    =========

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.)
(FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (US DOLLARS) (UNAUDITED)
--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                  ADDITIONAL
                                            COMMON                              PAID IN CAPITAL        ACCUMULATED
                                            SHARES              AMOUNT                                   DEFICIT
        ------------------------------- ---------------     ----------------    ----------------    ------------------
        Balance September 30, 1998
                                                     -             $      -     $              -    $               -

        March, 1999 stock issued for
        issued for services                     20,000                   20               1,980                     -

        March ,1999 changed par value
        from no par value to $0.001
                                                     -                    -                   -                     -

        April, 1999 Shares issued for
        cash                                    73,000                   73               7,227                     -

        April, 1999 forward stock
        split 32 for 1                       2,976,000                2,976              (2,976)                    -
        Net loss year ended September
        30, 1999                                     -                    -                   -                (7,667)
        ------------------------------- ---------------     ----------------    ----------------    ------------------
        Balance September 30, 1999           3,069,000                3,069               6,231                (7,667)

        February, 2000 forward stock
        split 1.7 for 1                      2,148,300                2,148              (2,148)                    -

        March 2000, stock  cancelled        (1,122,000)              (1,122)              1,122                     -

        April, 2000 stock issued for
        acquisition of subsidiary            2,000,000                2,000                   -                     -

        May, 2000 stock issued
        pursuant to a private placement      3,200,000                3,200             796,800                     -

        Net loss for year ended
        September 30, 1999                           -                    -                   -             (616,951)
        ------------------------------- ---------------     ----------------    ----------------    ------------------
        Balance September 30, 2000           9,295,300                9,295             802,005             (624,618)


        Net Loss for three months
        ended December 31, 2000                      -                   -                   -              (184,063)
        ------------------------------- ---------------     ----------------    ----------------    ------------------
        Balance December 31, 2000       $  9,295,300        $        9,295       $     802,005       $      (808,681)
        =============================== ===============     ================    ================    ==================

The authorized share capital of the company is 50,000,000 common shares with a par value of $0.001 per share.

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.)
(FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (US DOLLARS)(UNAUDITED)
--------------------------------------------------------------------------------

                                             CUMULATIVE FROM INCEPTION   FOR THE THREE MONTHS
                                                FEBRUARY 19, 1997 TO      ENDED DECEMBER 31,
                                                SEPTEMBER 30, 2000        2000         1999
                                                -----------------         ----         ----
OPERATING ACTIVITIES
    Loss for the period                             $(808,681)         $(184,063)   $  (1,343)
    Add: Amortization                                  97,866             33,790           --
         Issue of stock for services                    2,000                 --
         Lease inducement                                  --             (1,809)

    Changes in non-cash working capital
         Accounts receivable                          (21,747)            (3,424)          --
         Deposits and prepaid expenses                 (6,919)            28,577           --
         Accounts payable and accrued liabilities     (12,345)           (12,518)          --
                                                    ---------          ---------    ---------

                                                     (749,826)          (139,447)      (1,343)
                                                    ---------          ---------    ---------
FINANCING ACTIVITIES
    Issue of share capital                              6,249                 --           --
    Lease inducementl                                  21,707                 --           --
    Paid in capital                                   801,051                 --           --
    Advances from related parties                     113,078             30,107           --
                                                    ---------          ---------    ---------
                                                      942,085             30,107           --
                                                    ---------          ---------    ---------
Investing activities
    Cash received on acquisition of subsidiary          5,984                 --           --
    Acquisition of capital assets                    (192,594)            (2,391)
                                                    ---------          ---------    ---------
                                                     (186,610)            (2,391)          --
                                                    ---------          ---------    ---------

INCREASE (DECEASE) IN CASH                              5,649           (111,731)      (1,343)

CASH, BEGINNING OF PERIOD                                  --            117,380        1,633
                                                    ---------          ---------    ---------
CASH, END OF PERIOD                                 $   5,649          $   5,649    $     290
                                                    =========          =========    =========

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.)
(FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)(UNAUDITED)
--------------------------------------------------------------------------------

DECEMBER 31, 2000
--------------------------------------------------------------------------------


1.           MANAGEMENT'S OPINION

             In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2000, and the results of operations then ended, and the changes in cash for the year then ended.

             For US reporting requirements, the accompanying consolidated financial statements have been adjusted as of December 31, 2000 as required by item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

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

             These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

                 Current assets                              $         28,386
                 Capital assets                                       144,699
                 Goodwill                                             228,428

                 Current liabilities and loans payable              (364,308)
                 Long term debt                                      (35,205)

            ----------------------------------------------------------------

                 Total consideration funded by
                    issuance of 2,000,000 shares             $          2,000

            ================================================================

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.)
(FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS) (UNAUDITED)
--------------------------------------------------------------------------------

DECEMBER 31, 2000
--------------------------------------------------------------------------------

3.           SIGNIFICANT ACCOUNTING POLICIES

             (A)   BASIS OF PRESENTATION

                   The financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which presume the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The company's ability to continue as a going concern is dependent upon achieving profitable operations and upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the company be unable to continue in business.

                   Because of the speculative nature of the company, there are significant risks which are summarized as follows:

                       the company is newly formed with no operating history and
                       minimal  assets;   and  the  company  has  limited  funds
                       available for acquisition or operations.

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

                         Deferred   expenditures,   income  and   expenses   are
                         translated at the average rate for the period.

                         Any gain or loss on translation of foreign currencies is included in net income.

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.)
(FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS) (UNAUDITED)
--------------------------------------------------------------------------------

DECEMBER 31, 2000
--------------------------------------------------------------------------------

3.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.)
(FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS) (UNAUDITED)
--------------------------------------------------------------------------------

DECEMBER 31, 2000
--------------------------------------------------------------------------------

5.      CAPITAL ASSETS


                                                                  2000                                     1999
                                                              ACCUMULATED                NET BOOK        NET BOOK
                                           COST               AMORTIZATION                 VALUE           VALUE
                                           ----               ------------                 -----           -----

        Computer hardware              $  238,408              $   47,899            $  190,509         $     -

        Computer software                   5,747                   1,871                 3,876               -

        Office furniture and
            equipment                      16,790                   2,302               14,488                -

        Web site design                    45,928                   9,286               36,642                -

        Leasehold
            improvements                   30,421                   5,915               24,506                -


                                       ----------              ----------            ---------         --------
                                       $  337,294              $   67,273            $ 270,021         $      -
                                       ==========              ==========            =========         ========


6.           LOANS PAYABLE

                                                                                        2000              1999
                                                                                        ----              ----
             Promissory note payable to an officer,  bears interest at 10%
             per annum compounded annually and maturing March 1, 2001                $   145,741       $      -


             Loan  payable to officers,  non-interest  bearing and with no
             specific terms of repayment.                                               180,623               -
                                                                                     -----------       --------
                                                                                     $  326,364         $     -
                                                                                     -----------       --------


7.           DUE TO RELATED PARTIES

             Due  to  a  Canadian   public   company   with   common   officers,
non-interesting bearing and with no specific terms of

8.           LONG TERM DEBT



                                                                                          2000           1999
                                                                                          ----           ----
                 Note payable to a related party with no specific term of
                 repayment and bearing interest at 8% per annum                         $   36,942       $  -
-------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.)
(FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS) (UNAUDITED)
--------------------------------------------------------------------------------

DECEMBER 31, 2000
--------------------------------------------------------------------------------

9.           SHARE CAPITAL

             (A)   STOCK OPTIONS

                   As at December 31, 2000, options were outstanding for the purchase of common shares as follows:


                   Number of Shares     Expiry Date           Price per share
                   ----------------     -----------           ---------------
                     750,000            May 1, 2002           $1.00
                   1,250,000            May 1, 2005           $1.00

             (B)   WARRANTS

                   At the period end 3,200,000 share purchase warrants were outstanding. Each warrant entitles the holder

10.          LEASE COMMITMENTS

             As of September 30, 2000, the Company had lease commitments for office space expiring May 31, 2003.

             Minimum lease payments including estimated taxes and operating costs for each of the next three years are as follows.

                  2001                               $      35,661
                  2002                                      35,661
                  2003                                      23,774
                                                     -------------
                                                     $      95,096
                                                     =============


11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

             (A)   INCOME TAXES

                   Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                   Under U.S. GAAP the Company would initially be required to recognize an income tax asset arising from the benefit of losses carried forward. This asset has been reduced to nil through the application of a valuation allowance.

--------------------------------------------------------------------------------
WHATSUPMUSIC.COM INC.
(FORMERLY ANGELAUDIO.COM INC.) (FORMERLY CORE SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS) (UNAUDITED)
--------------------------------------------------------------------------------

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (CONTINUED)

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