Form 10QSB
period 2001-03-31
WHATSUPMUSIC COM INC
filed 2001-06-05
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                             WHATSUPMUSIC.COM, INC.
                         (FORMERLY ANGELAUDIO.COM INC.)
                          (FORMERLY CORE SYSTEMS, INC.)
        (Exact name of small business issuer as specified in its charter)

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

                                 MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)

                                 DRIVER ANDERSON
                              CHARTERED ACCOUNTANTS


     P.O. BOX 10123 PACIFIC CENTRE                           CLARK ANDERSON INC.
     1620 - 701 WEST GEORGIA STREET                          CYRUS DRIVER
        VANCOUVER, B.C. V7Y 1C6                              GARY V. ARCA INC.
     TEL: (604) 689-2919
     FAX: (604) 685-2900






                                NOTICE TO READER







We have compiled the interim consolidated balance sheet of Whatsupmusic.com Inc. (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.) as at March 31, 2001 and the interim consolidated statements of operations, shareholders' equity and cash flows for the six months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.













                                                           /s/ Driver Anderson

Vancouver, BC                                              CHARTERED ACCOUNTANTS

May 11, 2001

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
                 INTERIM CONSOLIDATED BALANCE SHEET (US dollars)
                                 MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)

                                                            2001         2000
                                                        ----------   -----------

                                     ASSETS

CURRENT ASSETS
        Cash                                             $     -      $     467
        Accounts receivable                                 22,261          -
        Loan receivable (Note 4)                            20,219          -
        Deposits and prepaid expenses                       19,532          -
                                                         ---------    ---------
                                                            62,012          467

CAPITAL ASSETS (Note 5)                                    233,151          -

GOODWILL                                                   186,263          -
                                                         ---------    ---------
                                                         $ 481,426    $     467
                                                         =========    =========

                                   LIABILITIES

CURRENT LIABILITIES
        Bank indebtedness                                $   1,690    $     -
        Accounts payable and accrued liabilities            85,959        1,312
        Share subscription received                            -         10,000
        Loans payable (Note 6)                             368,151          -
        Current portion of lease inducement                  7,236          -
        Due to related parties (Note 7)                    102,075           68
                                                         ---------    ---------
                                                           565,111       11,380

LEASE INDUCEMENT                                             8,442          -

LONG TERM DEBT (Note 8)                                     35,768          -
                                                         ---------    ---------
                                                           609,321       11,380
                                                         ---------    ---------
                              SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 9)                                       9,295        3,069

PAID IN CAPITAL                                            802,005        6,231

DEFICIT                                                   (939,195)     (20,213)
                                                         ---------    ---------
                                                          (127,895)     (10,913)
                                                         ---------    ---------
                                                         $ 481,426    $     467
                                                         =========    =========

Commitments (Note 10)

APPROVED BY THE DIRECTOR:

  /s/ Ian Stuart
---------------------------------------

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS (US dollars)
                     FOR THE SIX MONTHS ENDED MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)

                                                       Cumulative from inception
                                                          February 19, 1997 to
                                                             March 31, 2001              2001                 2000
                                                       -------------------------- ----------------      --------------
REVENUE

       Sales                                              $          29,135       $        25,335       $         -
       Cost of sales                                                 11,603                 6,085                 -
                                                          -----------------       ---------------       --------------
                                                                     17,532                19,250                 -
                                                          -----------------       ---------------       --------------

GENERAL AND ADMINISTRATIVE EXPENSES

       Accounting and audit                                          45,589                19,008                 -
       Advertising and promotion                                     49,400                   532                 -
       Amortization                                                 128,099                61,974                 -

       Bank charges and interest                                     23,537                 9,326                  140
       Consulting                                                   175,172                69,103                6,462
       Foreign exchange                                              (5,012)               (5,850)                 139

       Filing fees                                                   17,479                 1,797                 -
       Legal                                                         47,778                43,780                1,312
       Licences                                                      57,700                 6,000                1,000

       Marketing                                                     10,940                 3,530                 -
       Office and miscellaneous                                      69,988                22,655                  543
       Rent                                                          32,176                14,862                 -

       Salaries and benefits                                        198,606                82,514                2,950
       Travel                                                       105,275                 4,596                 -
                                                          -----------------       ---------------       --------------
                                                                    956,727               333,827               12,546
                                                          -----------------       ---------------       --------------
LOSS FOR THE PERIOD                                       $        (939,195)      $      (314,577)      $      (12,546)
                                                          =================       ===============       ==============


LOSS PER SHARE                                                                    $         (0.03)      $       (0.002)
                                                                                  ===============       ==============

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
                    INTERIM CONSOLIDATED STATEMENT OF CHANGES
                      IN SHAREHOLDERS' EQUITY (US dollars)
                     FOR THE SIX MONTHS ENDED MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)

                                                                                        Additional
                                            Common                                       Paid in               Accumulated
                                            Shares                Amount                 Capital                 Deficit
                                        ---------------    --------------------    --------------------     -------------------

Balance, September 30, 1998                        -       $              -        $               -        $             -

March, 1999 stock issued for services          20,000                      20                   1,980                     -

March, 1999 changed par value from no
  par value to $0.001                              -                      -                        -                      -

April, 1999 shares issued for cash             73,000                      73                   7,227                     -

April, 1999 forward stock split 32
  for 1                                     2,976,000                   2,976                  (2,976)                    -

Net loss year ended September 30, 1999             -                      -                        -                  (7,667)
                                        -------------      ------------------      ------------------      -----------------
Balance September 30, 1999                  3,069,000                   3,069                   6,231                 (7,667)

February, 2000 forward stock split
  1.7 for 1                                 2,148,300                   2,148                  (2,148)                    -

March, 2000 stock cancelled                (1,122,000)                 (1,122)                  1,122                     -

April, 2000 stock issued for
  acquisition of subsidiary                 2,000,000                   2,000                      -                      -

May, 2000 stock issued pursuant to a
  private placement                         3,200,000                   3,200                 796,800                     -

Net loss for year ended September 30,
  1999                                             -                      -                        -                (616,951)
                                        -------------      ------------------      ------------------      -----------------
Balance September 30, 2000                  9,295,300                   9,295                 802,005               (624,618)

Net loss for six months ended March
  31, 2001                                         -                      -                        -                (314,577)
                                        -------------      ------------------      ------------------      -----------------
Balance March 31, 2001                      9,295,300      $            9,295      $          802,005      $        (939,195)
                                        =============     ===================     ===================     ==================


The authorized share capital of the company is 50,000,000 common shares with a par value of $0.001 per share.

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
            INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (US dollars)
                     FOR THE SIX MONTHS ENDED MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)

                                                       Cumulative from inception
                                                          February 19, 1997 to
                                                             March 31, 2001                    2001                 2000
                                                     -------------------------------     -----------------     ----------------
OPERATING ACTIVITIES
       Loss for the period                                $         (939,195)             $      (314,577)      $    (12,546)
       Add:    Amortization                                          128,099                       61,974                 -
               Issue of stock for services                             2,000                           -                  -
               Lease inducement                                       (6,030)                      (3,618)                -

       Changes in non-cash working capital
               Accounts receivable                                   (13,700)                       4,623                 -
               Deposits and prepaid expenses                          (5,691)                      29,805                 -
               Accounts payable and accrued
                 liabilities                                          15,475                       14,939              1,312
                                                          ------------------              ---------------       ------------

                                                                    (819,042)                    (206,854)           (11,234)
                                                          ------------------              ---------------       ------------


FINANCING ACTIVITIES
       Shares subscribed                                              10,000                           -              10,000
       Issue of share capital                                          6,249                           -                  -
       Lease inducement                                               21,707                           -                  -
       Paid in capital                                               791,051                           -                  -
       Advances from related parties                                 154,748                       69,968                 68
                                                          ------------------              ---------------       ------------

                                                                     983,755                       69,968             10,068
                                                          ------------------              ---------------       ------------



INVESTING ACTIVITIES
       Cash received on acquisition of subsidiary                      5,984                           -                  -
       Acquisition  (disposal) of capital assets                    (172,387)                      17,816                 -
                                                          ------------------              ---------------       ------------

                                                                    (166,403)                      17,816                 -
                                                          ------------------              ---------------       ------------

INCREASE (DECREASE) IN CASH                                           (1,690)                    (119,070)            (1,166)

CASH, beginning of period                                                -                        117,380              1,633
                                                          ------------------              ---------------       ------------

CASH (BANK INDEBTEDNESS), end of period                   $           (1,690)             $        (1,690)      $        467
                                                          ==================              ===============       ============

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US dollars)
                                 MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)



1.          MANAGEMENT'S OPINION

            In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations then ended, and the changes in cash for the period then ended.

            For US reporting requirements, the accompanying consolidated financial statements have been adjusted as of March 31, 2001 as required by item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

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

            These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

                Current assets                                  $        28,386
                Capital assets                                          144,699
                Goodwill                                                228,428

                Current liabilities and loans payable                  (364,308)
                Long term debt                                          (35,205)
                                                                ---------------
                Total consideration funded by
                issuance of 2,000,000 shares                    $         2,000
                                                                ===============

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US dollars)
                                 MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)


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

             (B)   CAPITAL ASSETS

                   Capital assets are recorded at cost and are amortized at the following annual rates:

                        Computer hardware                 30% declining balance
                        Computer software                 50% declining balance
                        Office furniture and equipment    20% declining balance
                        Website design                    30% declining balance
                        Leasehold improvements            33-1/3% straight line

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

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US dollars)
                                 MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)


3.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             (D)   CASH AND EQUIVALENTS

                   For the purpose of the statement of cash flows, all investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2001.

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

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US dollars)
                                 MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)


5.           CAPITAL ASSETS


                                                                        2001                                       2000
                                            -------------------------------------------------------------     ---------------
                                                                    Accumulated             Net Book             Net Book
                                                  Cost              Amortization             Value                 Value
                                            -----------------     -----------------     -----------------     ----------------
             Computer hardware              $        218,200      $         57,739      $        160,461      $           -

             Computer software                         5,747                 2,424                 3,323                  -

             Office furniture and
               equipment                              16,790                 3,065                13,725                  -

             Web site design                          45,928                12,257                33,671                  -

             Leasehold improvements                   30,421                 8,450                21,971                  -
                                            -----------------     -----------------     -----------------     ----------------

                                            $        317,086      $         83,935      $        233,151      $           -
                                            =================     =================     =================     ================

6.           LOANS PAYABLE

                                                                                             2001                  2000
                                                                                        ----------------      ----------------
             Promissory note payable to an officer,  bears interest at 10%
               per annum compounded annually.                                           $       149,000       $           -

             Loan  payable to officers,  non-interest  bearing and with no
               specific terms of repayment.                                                     219,151                   -
                                                                                        ----------------      ----------------

                                                                                        $       368,151       $           -
                                                                                        ================      ================

7.           DUE TO RELATED PARTIES

             Due to a Canadian public company with common officers,
               non-interesting bearing and with no specific terms of repayment.

8.           LONG TERM DEBT

                                                                                             2001                  2000
                                                                                        ----------------      ----------------
             Note  payable  to a related  party with no  specific  term of
               repayment and bearing interest at 8% per annum                           $        35,768       $           -
                                                                                        ================      ================

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US dollars)
                                 MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)


9.           SHARE CAPITAL

             (A)   STOCK OPTIONS

                   As at March 31, 2001, options were outstanding for the purchase of common shares as follows:

                       Number of Shares                      Expiry Date                         Price per Share
                   -----------------------                  ---------------                     -------------------
                             750,000                        May 1, 2002                            $       1.00
                           1,250,000                        May 1, 2005                            $       1.00

             (B)   WARRANTS

                   At the period end 3,200,000 share purchase warrants were outstanding. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $0.25, expiring March 15, 2002.

10.          LEASE COMMITMENTS

             As of September 30, 2000, the Company had lease commitments for office space expiring May 31, 2003.

             Minimum lease payments including estimated taxes and operating costs for each of the next three fiscal years are as follows.


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

                              WHATSUPMUSIC.COM.INC.
          (formerly Angelaudio.com Inc.) (formerly Core Systems, Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US dollars)
                                 MARCH 31, 2001
                       (UNAUDITED - SEE NOTICE TO READER)


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