Form 10QSB
period 2001-06-30
WHATSUPMUSIC COM INC
filed 2001-08-28
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         NEW MILLENIUM DEVELOPMENT GROUP
                          (a development stage company)

                        (FORMERLY WHATSUPMUSIC.COM, INC.)
                         (FORMERLY ANGELAUDIO.COM INC.)
                          (FORMERLY CORE SYSTEMS, INC.)
        (Exact name of small business issuer as specified in its charter)

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

Item 1:


     The company is  continuing to develop its core CD  manufacturing  business.
The growth of the company is progressing at a slow rate due to continued difficulties in capital funding. However we are optimistic that this will soon change. the company is exploring the potential of adding a new division in the arena of telecommunications but is still in the early stage of researching this idea.

                         NEW MILLENIUM DEVELOPMENT GROUP
                          (a development stage company)



                        (formerly Whatsupmusic.com Inc.)
                         (formerly Angelaudio.com Inc.)



                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

                                  JUNE 30, 2001

                                   (UNAUDITED)

                         NEW MILLENIUM DEVELOPMENT GROUP
         (formerly Whatsupmusic.com Inc.) (formerly Angelaudio.com Inc.)
                          (a development stage company)
                 INTERIM CONSOLIDATED BALANCE SHEET (US Dollars)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                 2001                2000
                                                                            ---------------     ---------------
                                     ASSETS

CURRENT ASSETS
        Cash                                                                 $       5,010       $     375,522
        Accounts receivable                                                          4,759               8,646
        Loan receivable (Note 4)                                                    21,421                   -
        Deposits and prepaid expenses                                               34,756              65,680
                                                                            ---------------     ---------------

                                                                                    65,946             449,848

CAPITAL ASSETS (Note 5)                                                            190,719             279,687

GOODWILL (net of amortization of $55,686) (Note 2)                                 174,742             220,600
                                                                            ---------------     ---------------

                                                                             $     431,407       $     950,135
                                                                            ===============     ===============

                                   LIABILITIES

CURRENT LIABILITIES
        Accounts payable and accrued liabilities                             $      68,455       $      98,893
        Loans payable (Note 6)                                                     373,447             162,740
        Due to related parties (Note 7)                                            129,432             178,558
                                                                            ---------------     ---------------

                                                                                   571,334             440,191

LONG TERM DEBT (Note 8)                                                             37,898              35,555
                                                                            ---------------     ---------------

                                                                                   609,232             475,746
                                                                            ---------------     ---------------

                              STOCKHOLDERS' EQUITY

COMMON STOCK
        Authorized 50,000,000 common shares par value of $0.001
        Issued 9,295,300 common shares (Note 9)                                      9,295               9,295

PAID IN CAPITAL                                                                    802,005             802,005

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                  (989,125)           (336,911)
                                                                            ---------------     ---------------

                                                                                  (177,825)            474,389
                                                                            ---------------     ---------------

                                                                             $     431,407       $     950,135
                                                                            ===============     ===============


SUBSEQUENT EVENT (Note 10)

APPROVED BY THE DIRECTOR:

"Ian Stuart"
---------------------------------------

                         NEW MILLENIUM DEVELOPMENT GROUP
         (formerly Whatsupmusic.com Inc.) (formerly Angelaudio.com Inc.)
                          (a development stage company)
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS (US Dollars)
                                   (UNAUDITED)

                                                                                           For the nine months ended
                                                     Cumulative from inception                   June 30,
                                                       February 19, 1997 to        ---------------------------------------
                                                           June 30, 2001                     2001                 2000
                                                     -------------------------     ----------------      -----------------
       Sales                                             $      53,641               $    49,841             $         -
       Cost of sales                                            24,402                    18,884                       -
                                                        ---------------             -------------            ------------
                                                                                                                       -
                                                                29,239                    30,957
                                                        ---------------             -------------            ------------


GENERAL AND ADMINISTRATIVE EXPENSES

       Accounting and audit                                     49,623                    23,042                  22,517
       Advertising and promotion                                50,178                     1,310                  31,711
       Amortization                                            152,411                    86,286                  23,926

       Bank charges and interest                                27,698                    13,487                     961
       Consulting                                              180,537                    74,468                  71,742
       Foreign exchange                                        (22,253)                  (23,091)                  4,371

       Filing fees                                              18,506                     2,824                       -
       Legal                                                    47,456                    43,458                   1,768
       Licences                                                 57,700                     6,000                  12,529

       Loss on disposal of leasseholds                           7,746                     7,746                       -
       Marketing                                                14,220                     6,810                  17,461
       Office and miscellaneous                                 77,290                    29,957                  19,145

       Rent                                                     42,222                    24,908                   5,356
       Salaries and benefits                                   208,781                    92,689                  59,592
       Travel                                                  106,249                     5,570                  58,165
                                                        ---------------             -------------            ------------

                                                             1,018,364                   395,464                 329,244
                                                        ---------------             -------------            ------------

LOSS FOR THE PERIOD                                      $     989,125                $  364,507               $ 329,244
                                                        ===============             =============            ============


LOSS PER SHARE                                           $       (0.15)               $    (0.04)              $   (0.06)
                                                        ===============             =============            ============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                             6,403,429                 9,295,300               5,141,444
                                                        ===============             =============            ============

                         NEW MILLENIUM DEVELOPMENT GROUP
         (formerly Whatsupmusic.com Inc.) (formerly Angelaudio.com Inc.)
                          (a development stage company)
                    INTERIM CONSOLIDATED STATEMENT OF CHANGES
                      IN STOCKHOLDERS' EQUITY (US Dollars)
                       FOR THE PERIOD ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                                       Additional
                                              Common                                     Paid in             Accumulated
                                              Shares                 Amount              Capital                Deficit
                                          ---------------       ----------------    ----------------      ----------------
Balance, September 30, 1998
                                                       -         $          -         $           -         $           -

March, 1999 stock issued for services
                                                  20,000                   20                 1,980                     -

March, 1999 changed par value from no
par value to $0.001                                                                                                     -
                                                       -                    -                     -

April, 1999 shares issued for cash                73,000                   73                 7,227                     -

April, 1999 forward stock split 32
for 1                                          2,976,000                2,976                (2,976)                    -

Net loss year ended September 30, 1999                 -                    -                     -                (7,667)
                                          ---------------     ----------------     -----------------      ----------------


Balance September 30, 1999                     3,069,000                3,069                 6,231                (7,667)

February, 2000 forward stock split
1.7 for 1                                      2,148,300                2,148                (2,148)                    -

March, 2000 stock cancelled                   (1,122,000)              (1,122)                1,122                     -

April, 2000 stock issued for
acquisition of subsidiary                      2,000,000                2,000                     -                     -

May, 2000 stock issued pursuant to a
private placement                              3,200,000                3,200               796,800                     -

Net loss for year ended September 30,
2000                                                   -                    -                     -              (616,951)
                                          ---------------     ----------------     -----------------      ----------------

Balance September 30, 2000                     9,295,300                9,295               802,005              (624,618)

Net loss for nine months ended June
30, 2001                                               -                    -                     -              (364,507)
                                          ---------------     ----------------     -----------------      ----------------

Balance June 30, 2001                          9,295,300        $       9,295         $     802,005         $    (989,125)
                                          ===============     ================     =================      ================

                         NEW MILLENIUM DEVELOPMENT GROUP
         (formerly Whatsupmusic.com Inc.) (formerly Angelaudio.com Inc.)
                          (a development stage company)
            INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (US Dollars)
                                   (UNAUDITED)

                                                                                            For the nine months ended
                                                       Cumulative from inception                      June 30,
                                                          February 19, 1997 to        --------------------------------------
                                                             June 30, 2001                  2001                 2000
                                                       -------------------------      -----------------     ----------------
OPERATING ACTIVITIES

       Loss for the period                                 $      (989,125)             $   (324,507)         $  (329,244)
       Add:    Amortization                                        152,411                    86,286               23,926
               Issue of stock for services                           2,000                         -                    -
               Loss on disposal of leaseholds                        7,746                     7,746                    -

       Changes in non-cash working capital                         (21,554)                   (5,859)             (23,515)
                                                           ----------------             -------------         ------------

                                                                  (848,522)                 (236,334)            (328,833)
                                                           ----------------             -------------         ------------


FINANCING ACTIVITIES

       Issue of share capital                                        6,249                        -                 3,200
       Lease inducement                                             21,707                        -                     -
       Paid in capital                                             801,051                        -               796,800

       Advances from related parties                               188,329                   103,549               55,653
                                                           ----------------             -------------         ------------

                                                                 1,017,336                   103,549              855,653
                                                           ----------------             -------------         ------------


INVESTING ACTIVITIES

       Cash received on acquisition of subsidiary                    5,984                         -                5,984
       Disposal (acquisition) of capital assets                   (169,788)                   20,415             (158,915)
                                                           ----------------             -------------         ------------

                                                                  (163,804)                   20,415             (152,931)
                                                           ----------------             -------------         ------------

INCREASE (DECREASE) IN CASH                                          5,010                  (112,370)             373,889

CASH, beginning of period                                                -                   117,380                1,633
                                                           ----------------             -------------         ------------

CASH, end of period                                        $         5,010              $      5,010          $   375,522
                                                           ================             =============         ============


Non-cash investing and financing activity (Note 2)

                         NEW MILLENIUM DEVELOPMENT GROUP
         (formerly Whatsupmusic.com Inc.) (formerly Angelaudio.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



1.          MANAGEMENT'S OPINION

            In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations then ended, and the changes in cash for the period then ended.

            For US reporting requirements, the accompanying consolidated financial statements have been adjusted as of June 30, 2001 as required by item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

2.          INCORPORATION AND NATURE OF OPERATIONS

            The Company was incorporated on February 19, 1997 under the laws of the State of Nevada, USA as Core Systems, Inc. and changed its name to Angelaudio.com Inc. in April, 2000. In November, 2000, the Company changed its name to Whatsupmusic.com Inc. In June, 2001, the Company changed its name to New Millenium Development Group (see Subsequent Events - Note 10).

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

            These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

                Current assets                               $      28,386
                Capital assets                                     144,699
                Goodwill                                           228,428

                Current liabilities and loans payable             (364,308)
                Long term debt                                     (35,205)
                                                           ----------------

                Total consideration funded by
                issuance of 2,000,000 shares                 $       2,000
                                                           ================

                         NEW MILLENIUM DEVELOPMENT GROUP
         (formerly Whatsupmusic.com Inc.) (formerly Angelaudio.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


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

             (d)   Cash and equivalents

                   For the purpose of the statement of cash flows, all investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2001.

                         NEW MILLENIUM DEVELOPMENT GROUP
         (formerly Whatsupmusic.com Inc.) (formerly Angelaudio.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


3.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

             (i)   Revenue recognition

                   The Company is in the business of selling music over the internet through their website www.whatsupmusic.com. The Company signs contracts with recording artists specifying the selling price of each song and the royalty to the artist, after direct costs. Revenue will be recognized at the time an order is placed, music is downloaded, there are no uncertainties regarding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable and collection is considered probable.

             (j)   Income taxes

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

             (k)   Stock based compensation

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

                         NEW MILLENIUM DEVELOPMENT GROUP
         (formerly Whatsupmusic.com Inc.) (formerly Angelaudio.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


3.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

             (l)   Comprehensive income

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


4.           LOAN RECEIVABLE

             Loan receivable from an officer of the Company bears interest at 7.5% per annum, with no specific terms of repayment.


5.           CAPITAL ASSETS

                                                                 2001                                    2000
                                            ---------------------------------------------------     ------------
                                                               Accumulated          Net Book          Net Book
                                              Cost             Amortization          Value              Value
                                            -------------     --------------     --------------     -------------
             Computer hardware               $   215,600        $    71,312        $   144,288        $  217,653

             Computer software                     5,747              2,979              2,768             5,358

             Office furniture and
             equipment                            16,790              3,827             12,963            11,542

             Web site design                      45,928             15,228             30,700            37,224

             Leasehold improvements                    -                  -                  -             7,910
                                            -------------      -------------      -------------      ------------

                                             $   284,065        $    93,346        $   190,719        $  279,687
                                            =============      =============      =============      ============


6.           LOANS PAYBLE

                                                                                             2001              2000
                                                                                        -------------     ------------
             Promissory note payable to an officer, bears interest
             at 10% per annum compounded annually and maturing
             March 1, 2001                                                               $   152,296       $   88,000

             Loan payable to officers, non-interest bearing and
             with no specific terms of repayment                                             221,151           74,740
                                                                                        -------------     ------------
                                                                                         $   373,447       $  162,740
                                                                                        =============     ============

                         NEW MILLENIUM DEVELOPMENT GROUP
         (formerly Whatsupmusic.com Inc.) (formerly Angelaudio.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


7.           DUE TO RELATED PARTIES

             Amounts due to related parties are non-interest bearing and have no specific terms of repayment.


8.           LONG TERM DEBT

                                                                                  2001              2000
                                                                               -----------        ---------

             Note payable to two officers with no specific term of
             repayment and bearing interest at 8% per annum                    $    37,898       $   35,555
                                                                               ===========       ==========


9.           SHARE CAPITAL

             (a)   Stock options

                   As at June 30, 2001, options were outstanding for the purchase of common shares as follows:

                   Number of Shares           Expiry Date       Price per Share
                   -------------------     ---------------   -------------------

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


10.          SUBSEQUENT EVENT

             On July 2, 2001, the Company agreed to acquire 100% of New Millenium Development Group, Inc. (NMDG-FL), a private Florida corporation, in exchange for 25,071,580 shares of common stock of the company. The transaction was the result of arms'-length negotiation between the Company and the principal shareholders of NMDG-FL.

             NMDG-FL is involved globally in the digitized telecommunications and data industry.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 28, 2001

                                           NEW MILLENIUM DEVELOPMENT GROUP

                                           By: /s/ Riz Alikhan
                                               --------------------
                                           Riz Alikhan
                                           Chief Executive Officer