Form 10KSB
period 2001-09-30
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2002-01-18
CIK 1082121

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




             -----------------------------------------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              -----------------------------------------------------

                  For the fiscal year ended September 30, 2001

              -----------------------------------------------------


                        NEW MILLENNIUM DEVELOPMENT GROUP
                 (Name of Small Business Issuer in Its Charter)


               Nevada                                            0390251

    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)

             ------------------------------------------------------

                             #124, 2323 Boundary Rd,
                          Vancouver, BC Canada V5M 4V8


                                 (604) 642-6435

          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

             ------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

            --------------------------------------------------------


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

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year. $62,740


The aggregate market value of the Company's voting common stock held by non-affiliates as of January 10th, 2002, based on the average Bid and Ask price on that date, was $.125.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,295,300 shares of common stock as of December 22, 2001.

                                TABLE OF CONTENTS

                                     Part I


Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management discussion and Analysis

Item 7. Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial disclosure

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits and Reports on Form 8-K 2

----------------------------------------------------------------------------  2

                                     PART I

Item 1.      Description of Business

A.       Business

We incorporated in Nevada in February 1997 under the name Creative Systems, Inc. for the purpose of developing cost efficient methods of pipe restoration in commercial and residential buildings. We have changed our name from Core Systems, Inc. to Angelaudio.com, Inc. In November 2000 we changed our name to Whatsupmusic.com, Inc. In May 2001 we changed our name from WhatsUpMusic.com Inc. to New Millennium Development Group.

Through our new web site www.IceDigitalMedia.com we provide a leading vehicle for promoting music services, purchasing web design, CD replication for music, e-business cards and internet related corporate services. Our business gives artists and record companies the ability to manufacture, advertise and sell their recorded music with copy protection and copyright management.

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

-----------------------------------------------------------------------------  3

States, 3 and represent a rapidly growing revenue segment of the United States recorded music industry. These companies differ significantly from the major record companies in a number of ways, including:

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

2. The Recorded Music Industry and the Internet

International Data Corporation estimates that the number of Internet users worldwide will grow from approximately 97 million users in 1998 to 320 million by the end of 2002. The Internet presents a significant opportunity for the rapid and cost-effective distribution, promotion and sale of recorded music. Music is one of the most popular topics on the Internet as reflected by the increasing number of music-related web sites and the growth of online sales of compact discs. To date, online recorded music sales have occurred primarily through the purchase of compact discs through online retailers. Forrester Research expects online vendors such as CDnow Inc. and Amazon.com Inc. to drive total online sales of compact discs in the United States from an estimated $890 million in 1999 to an estimated $6.7 billion in 2003. These online retailers generally do not take physical custody of recordings, but rather refer their orders to fulfilment houses that are responsible for shipping the compact discs to customers.

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

3. Challenges of Digital Music Delivery and Commerce over the Internet

Music consumers increasingly want both to hear recorded music in real time on their computers and to store these recordings for later playback on portable devices as well as computers. The New Millennium Development Group goal is to become a leader in the method of recorded music promotion, sales and distribution with a focus on the smaller labels and individual independent artist. Few record labels or artist management companies have demonstrated the expertise necessary to develop a successful on-line promotional business model. At the same time, consumers are increasingly looking for ways to interact with their favorite music artists through the Internet and purchase music and entertainment in a convenient and affordable way. We can provide significant advantages to artists, labels and consumers.

1. Value to Record Labels and Artists


We offer recording artists and record labels a vast array of services to help maximize revenue opportunities through recorded music promotion, sales and distribution over the Internet. These services include:

-----------------------------------------------------------------------------  4

o Distribution and Promotional Power. We offer the most comprehensive music distribution service available on the Internet and unique online marketing and promotional programs for artists and record labels which include (1) web site construction and maintenance; (2) Creation and maintenance of on-line fan clubs;
(3) On-line Merchandise sales; (4) Unique specially targeted promotions such as contests and announcements; (5) Cyber chat services; (6) Encoding, hosting and marketing of concerts for web cast with an advertising or a pay-per-view revenue model; (7) Video encoding, hosting and distribution; (8) Production, encoding and hosting of Interviews exclusively for the Internet; and (9) Distribution and marketing of songs and albums released exclusively on the Internet through their own websites.

o Increased Revenues and Lower Costs. Through our business, record companies and artists can generate increased revenues by offering their entire catalogue of existing music as well as singles and periodic releases. Our products and services provide a cost-effective way to offer music to consumers by reducing the costs associated with physical manufacturing, warehousing and shipping.

o Global Reach. Our business allows the Internet to be used as a global distribution channel for artists, record companies and retailers. This is particularly significant to independent record labels and amateur musicians who have limited access to traditional retail distribution channels.

o CD duplication services. We have a compact disc duplication division that offers reasonably priced global compact disc duplication services for the professional recording industry, multi-media marketing campaigns, independent artists, songwriters and individual visitors who want to create their own customized compact discs. The CD Duplication services feature duplication and distribution of custom discs for the professional recording industry.

2. Strategy

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

o Create a Unique and Robust Music-Based Experience for the Consumer. We plan to work with record labels and community of Artists. A key component of our strategy is to continue to expand our community of artists so that we offer a large and ever-growing group of global artists online. We believe that offering a large global artist community is key to increasing the number of consumers on our web site. Further, we believe that we will have a greater chance of succeeding if we work closely with artists to create products and services that appeal to their fan base. We hope to target specific fan bases of artists and build sites designed both to increase an artist's contacts with its fan bases and to maximize revenue opportunities from the fan base.

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

----------------------------------------------------------------------------   5

3. Employees

On January 12, 2001, we had 14 full time employees, including 6 in technical development, 6 in business development and marketing and 2 in administration and accounting. We have since downsized to 4 and now use an agency relationship and/or a consultant relationship with individuals and companies to generate new business for us. We also engage independent contractors in sales, business development and legal. We consider our relations with our employees to be good. None of our employees are represented by a collective bargaining unit, and we have never had a work stoppage. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our key technical personnel and senior management.

4. Competition


The market for online promotion and distribution of music and music related products is competitive. Because barriers to entry on the Internet are relatively low, we expect competition to considerably increase in the future.


We face competitive pressures from many actual and potential competitors such as Online destination sites which have greater resources than us, such as music retailers Amazon.com and CDnow, and Internet "portals" American OnLine, Excite, Infoseek, Lycos and Yahoo!. Publishers and distributors of traditional music and music-related media, such as Rolling Stone Magazine and Spin Magazine, which have entered the online commercial community with Internet affiliates. The bases of competition in the online music promotion and distribution industry include the:

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

5. Government Regulation

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


----------------------------------------------------------------------------   6

Item 2. Description of Property.

Our operations center is located in approximately 1,000 square feet of office space in Vancouver, Canada. The lease for this space on a month to month basis.

Item 3. Legal Proceedings.

We are not presently involved in any legal proceedings that would have a material adverse effect on our business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

We submitted and received a majority vote in favour of changing the name of the corporation from WhatsUpMusic Inc. to New Millennium Development Group in April 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

A. Price Range of Common Stock

Our common stock has been quoted on the NASD Over The Counter Bulletin Board ("OTCBB"), a regulated quotation service that captures and displays real-time quotes for securities not listed on the Nasdaq Stock Market or any stock exchange in the United States, under market symbol "NMDV" since August 14, 2001. From November 28,2000 to August 14 2001 our stock was quoted under the symbol "WSUP". From April 27, 2000 to November 28, 2000 our stock was quoted under the symbol "AADC," and from March 24, 2000 to April 27, 2000 our common stock was quoted under market symbol "COYM." Before then, there was no public market for our common stock. The following table presents, for the periods indicated, the high and low quotation prices per share as reported on the OTCBB.

Date                   Open       High        Low     Close          Volume

June 30, 2000          2.062       2.375      1.375   1.625           719,900

September 30, 2000     1.437       1.812      1.375   1.531         1,012,300

December 29, 2000      0.435       0.510      0.435   0.510             5,000

On January 12, 2001, OTCBB was $0.415. The last reported quote for our stock on January 10th, 2002 was $0.125. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of January 11, 2002, there were 9,295,300 outstanding issued shares, warrants outstanding to purchase 3,200,000 shares of common stock and options outstanding to purchase 2,000,000 shares of common stock. As of December 22, 2001, there were approximately 33 shareholders of record.

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

----------------------------------------------------------------------------   7

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

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 11 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Brunswick Ltd.

On March 15, 2000, pursuant to an exemption under Regulation S promulgated under the Act, we sold 400,000 shares of our common stock, $0.001 par value, at $0.25 per share, and issued a warrant to purchase 400,000 shares of our common stock, $0.001 par value, exercisable at $0.25 per share until March 15, 2002, to Incubus Investments Ltd.

----------------------------------------------------------------------------   8

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During fiscal year end September 2000 the company was financially solvent due to the capital raised through a private placement and as such was able to develop it s web site and engage in a multitude of marketing activities. However, due to changes in the financial markets and the fact that the "On-line " industry as a whole fell out of favour with the financial institutions we were unable to garner any additional financial support. This resulted in a management decision to abandoned the online music distribution service we were trying to develop. The company has changed its focus in order to maintain its operations and has focused extensively on its CD replication division. The CD replication business is a global industry relating to the replication of not only music CDs but e-business cards, brochures and games on CDs and various other applications which transform traditional print matter marketing to CD replication as a new form of marketing. We have increased our revenues from 3,000 dollars for fiscal 2000 to 62,740 for fiscal 2001. We have seen a steady growth in sales but continue to be hampered by lack of funding required for marketing and a need to expand our sales force with a global percepective.

---------------------------------------------------------------------------    9

We continue to pursue other ventures such as recently signed Letter of Intent with Smart Wire, a company involved in wireless technology, to build our company by seeking new sources of revenue. We anticipate a change in the financial markets for the year 2002 and will continue to pursue fund raising activities but as yet we have no commitments to this affect and will wait until this is secured before increasing our capital expenditures. Our cost of operations has been reduced and we have eliminated all non essential staff. The management has changed another key component of it business which is to "outsource" to third parties our CD replication business. We have found this to be a more cost effective model primarily because we were unable to compete in house with the larger replication companies especially with reduction in staff. As our sales increase we are in a better position to secure more favourable rates from our suppliers which is reflected in our profit margins. The CD replication industry is a billion dollar global industry and growing due to the nature of the high tech requirements of corporations and individuals. We need only secure a small market share in order to be a viable business.

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        (FORMERLY WHATSUPMUSIC.COM INC.)


                        CONSOLIDATED FINANCIAL STATEMENTS
                            (EXPRESSED IN US DOLLARS)

                               SEPTEMBER 30, 2001









----------------------------------------------------------------------------  10

NEW MILLENNIUM DEVELOPMENT  GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
--------------------------------------------------------------------------------

SEPTEMBER 30, 2001                                                         PAGE
--------------------------------------------------------------------------------

Auditors' Report                                                             3

Consolidated Balance Sheets                                                  4

Consolidated Statements of Operations                                        5

Consolidated Statements of Changes in Stockholders' Equity                   6

Consolidated Statements of Cash Flows                                        7

Notes to the Consolidated Financial Statements                          8 - 12





----------------------------------------------------------------------------  11

                            [MACKAY LLP LETTERHEAD]

AUDITORS' REPORT

TO THE SHAREHOLDERS OF
NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)


We have audited the consolidated balance sheets of New Millennium Development Group Inc. (formerly Whatsupmusic.com Inc.) (a development stage company) as at September 30, 2001 and 2000 and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at September 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                                    "MACKAY LLP"

----------------------------------------------------------------------------  12

VANCOUVER,  CANADA.                                        CHARTERED ACCOUNTANTS
JANUARY 11, 2002














----------------------------------------------------------------------------  13

--------------------------------------------------------------------------------
NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (US DOLLARS)


=========================================================================================================

SEPTEMBER 30,                                                           2001                     2000
---------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash                                                            $      --                $   117,380
    Amounts due from taxing authorities                                   6,326                   26,884
    Loan receivable (note 3)                                               --                     20,452
    Deposits and prepaid expenses                                           224                   49,337
---------------------------------------------------------------------------------------------------------
                                                                          6,550                  214,053

CAPITAL ASSETS (note 4)                                                 144,740                  289,898

GOODWILL (note 1)                                                          --                    209,306
---------------------------------------------------------------------------------------------------------

                                                                    $   151,290              $   713,257
---------------------------------------------------------------------------------------------------------
LIABILITIES

CURRENT LIABILITIES
    Cheques issued in excess of funds on deposit                    $     7,407              $      --
    Accounts payable and accrued liabilities                            114,119                   71,020
    Loans payable (note 5)                                              413,130                  305,513
    Current portion of lease inducement (note 4)                           --                      7,236
    Due to related parties (note 6)                                      91,852                   94,573
---------------------------------------------------------------------------------------------------------
                                                                        626,508                  478,342
LEASE INDUCEMENT (note 4)                                                  --                     12,060
LONG TERM DEBT (note 7)                                                  36,989                   36,173
---------------------------------------------------------------------------------------------------------

                                                                        663,497                  526,575
---------------------------------------------------------------------------------------------------------
COMMITMENTS (note 9)

STOCKHOLDERS' EQUITY
COMMON STOCK
  Authorized 50,000,000 common shares par value of $0.001
  Issued 9,295,300 common shares (note 8)                                 9,295                    9,295
PAID IN CAPITAL                                                         802,005                  802,005
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (1,323,507)                (624,618)
---------------------------------------------------------------------------------------------------------

                                                                       (512,207)                 186,682
---------------------------------------------------------------------------------------------------------

                                                                    $   151,290              $   713,257
=========================================================================================================


APPROVED BY THE DIRECTORS:

"Ian Stuart"
-------------------------------

"Riz Alikhan"
-------------------------------

----------------------------------------------------------------------------  14

--------------------------------------------------------------------------------
NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (US DOLLARS)
================================================================================

                                                  CUMULATIVE FROM
                                                    INCEPTION
                                                   FEBRUARY 19,
                                                     1997 TO
                                                   SEPTEMBER 30,
FOR THE YEAR ENDED SEPTEMBER 30,                       2001              2001              2000               1999
----------------------------------------------------------------------------------------------------------------------
REVENUE
  Sales                                            $    62,740        $    62,740        $      --         $      --
  Cost of sales                                         24,616             24,616               --                --
----------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                            38,124             38,124               --                --
----------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting and audit                                  67,034             40,453             26,581              --
  Advertising and promotion                             51,313              2,445             48,868              --
  Amortization                                         190,283            124,158             66,125              --
  Bank charges and interest                             31,557             17,346             14,211              --
  Consulting                                           186,278             80,209            106,069              --
  Foreign exchange                                      (5,997)            (6,835)               838              --
  Filing fees                                           19,380              3,698             15,682              --
  Legal                                                 57,811             53,813              3,998              --
  Licences                                              57,700              6,000             51,700              --
  Marketing                                             14,220              6,810              7,410              --
  Office and miscellaneous                              79,379             32,046             39,666             7,667
  Rent                                                  44,286             26,972             17,314              --
  Salaries and benefits                                220,314            104,222            116,092              --
  Travel                                               106,237              5,558            100,679              --
----------------------------------------------------------------------------------------------------------------------

                                                     1,119,795            496,895            615,233             7,667
----------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                      1,081,671            458,771            615,233             7,667

DISCONTINUED OPERATIONS
  Gross margin                                           1,718               --                1,718              --
  Write off of capitalized website design               24,699             24,699               --                --
  Impairment of goodwill                               163,220            163,220               --                --


                                                       189,637            187,919              1,718              --

LOSS BEFORE OTHER ITEMS                              1,271,308            646,690            616,951             7,667

OTHER ITEMS
  Write off of advances and loan receivable             45,906             45,906               --                --
  Loss on termination of lease (note 4)                  6,293              6,293               --                --
----------------------------------------------------------------------------------------------------------------------

                                                        52,199             52,199               --                --


LOSS FOR THE PERIOD                                $ 1,323,507        $   698,889        $   616,951       $     7,667
----------------------------------------------------------------------------------------------------------------------

LOSS PER SHARE                                     $      0.19        $      0.08        $      0.10       $      0.01
----------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING                  6,965,826          9,295,300          6,211,147         3,069,000
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------  15

--------------------------------------------------------------------------------

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (US DOLLARS)
================================================================================

FOR THE YEAR ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
                                                                                                             ACCUMULATED
                                                                                                               DEFICIT
                                                                                                              DURING THE
                                                                                           ADDITIONAL         DEVELOPMENT
                                                          COMMON                            PAID IN              STAGE
                                                          SHARES            AMOUNT          CAPITAL
---------------------------------------------------------------------------------------------------------------------------

Balance September 30, 1998                                    --           $   --           $    --         $       --

March, 1999 stock issued for services,
$0.10                                                       20,000               20             1,980               --

March ,1999 changed par value from
no par value to $0.001                                        --               --                --                 --

April, 1999 Shares issued for cash,
$0.10                                                       73,000               73             7,227               --

April, 1999 forward stock split 32 for 1                 2,976,000            2,976            (2,976)              --

Net loss year ended September 30,
1999                                                         --                --                --              (7,667)
---------------------------------------------------------------------------------------------------------------------------


Balance September 30, 1999                               3,069,000            3,069             6,231            (7,667)
---------------------------------------------------------------------------------------------------------------------------

February, 2000 forward stock split 1.7                   2,148,300            2,148            (2,148)              --
for 1

March 2000, stock  cancelled, $0.001                    (1,122,000)          (1,122)            1,122               --


April, 2000 stock issued for acquisition of
subsidiary, $0.001                                       2,000,000            2,000              --                 --

May, 2000 stock issued pursuant to a private
placement, $0.25                                         3,200,000            3,200           796,800               --

Net loss for year ended September 30,
2000                                                          --               --                --            (616,951)


Balance September 30, 2000                               9,295,300            9,295           802,005          (624,618)
-----------------------------------------------------------------------------------------------------------------------

Net loss for year ended September 30, 2001                    --               --                --            (698,889)
-----------------------------------------------------------------------------------------------------------------------


BALANCE SEPTEMBER 30, 2001                               9,295,300        $   9,295         $ 802,005       $(1,323,507)
=======================================================================================================================



----------------------------------------------------------------------------  16

--------------------------------------------------------------------------------
NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (US DOLLARS)
================================================================================


                                                             CUMULATIVE FROM
                                                                 INCEPTION
                                                            FEBRUARY 19, 1997 TO
FOR THE YEAR ENDED SEPTEMBER 30,                             SEPTEMBER 30, 2001         2001              2000                1999
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Loss for the period                                          $(1,323,507)       $  (698,889)       $  (616,951)       $    (7,667)
  Add: Amortization                                                187,871            124,158             63,713               --
    Issue of stock for services                                      2,000               --                 --                2,000
    Write off of advances                                           45,906             45,906               --                 --
    Loss on termination of lease                                     6,293              6,293               --                 --
    Write off of capitalized website design                         24,699             24,699               --                 --
    Impairment of goodwill                                         163,220            163,220               --                 --
    Interest not paid                                               15,804             15,804               --                 --

  Changes in non-cash working capital
  Amounts due from taxing authorities                                2,235             20,558            (18,323)              --
    Deposits and prepaid expenses                                   13,617             49,113            (35,496)              --
    Accounts payable and accrued liabilities                        43,635             43,099                536               --
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (818,227)          (206,039)          (606,521)            (5,667)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Issue of share capital                                             6,249               --                3,200              3,049
  Lease inducement                                                  21,707               --               21,707               --
  Paid in capital                                                  801,051               --              796,800              4,251
  Advances to third party                                          (25,000)           (25,000)              --                 --
  Advances from related parties                                    184,173             99,393             84,780               --
  Cheques issued in excess of funds on deposit                       7,407              7,407               --                 --
------------------------------------------------------------------------------------------------------------------------------------

                                                                   995,587             81,800            906,487              7,300
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Cash received on acquisition of subsidiary                         5,984               --                5,984               --
  Acquisition of capital assets, net                              (173,405)            16,798           (190,203)              --

------------------------------------------------------------------------------------------------------------------------------------

                                                                  (167,421)            16,798           (184,219)              --
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN EXCHANGE ON CASH FLOW ITEMS                       (9,939)            (9,939)              --                 --

INCREASE (DECREASE) IN CASH                                           --             (117,380)           115,747              1,633

CASH, BEGINNING OF PERIOD                                             --              117,380              1,633               --
------------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                            $      --          $      --          $   117,380        $     1,633

====================================================================================================================================
Non-cash investing and financing activity (note 1)

CASH PAID ON ACCOUNT OF INCOME TAXES                           $      --          $      --          $      --          $      --
------------------------------------------------------------------------------------------------------------------------------------

CASH PAID ON ACCOUNT OF INTEREST                               $      --          $      --          $      --          $      --
====================================================================================================================================


----------------------------------------------------------------------------- 17

--------------------------------------------------------------------------------
NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

1.           INCORPORATION AND NATURE OF OPERATIONS

             The Company was incorporated on February 19, 1997 under the laws of the State of Nevada, USA and changed its name to Angelaudio.com Inc. on April 15, 2000. On November 17, 2000 the Company changed its name to Whatsupmusic.com Inc. On August 14, 2001, the company changed its name to New Millennium Development Group Inc.

             On April 15, 2000, the Company acquired all the issued and outstanding shares of Angelaudio.com Inc., a private company incorporated under the laws of the state of Nevada, USA in return for the issuance of 2,000,000 common shares out of the treasury of the company, having a par value of $2,000. Angelaudio.com Inc. subsequently changed its name to Angelaudio Systems Inc. (ASI).

             The acquisition was accounted for using the purchase method with the results of operations of ASI included in the consolidated financial statements from the date of acquisition.

             These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:


                  Current assets                                                  $   28,386
                  Capital assets                                                     144,699
                  Goodwill                                                           228,428

                  Current liabilities and loans payable                             (364,308)
                  Long term debt                                                     (35,205)

             ----------------------------------------------------------------------------------

                  Total consideration funded by issuance of 2,000,000 shares      $    2,000

             ----------------------------------------------------------------------------------



             During the year ended September 30, 2001 the Company abandoned its planned operation of an internet-based music retail business. The revenue and gross margin related to this business has been reclassified as results from discontinued operations. In addition, related goodwill and capitalized website development costs have been written off to operations.

             The Company is now pursuing a viable business in the CD replication sector, as well as other internet based technologies.

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

----------------------------------------------------------------------------  18

--------------------------------------------------------------------------------
NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)1
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

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

             (C)   GOODWILL

                   Goodwill is amortized on a straight line basis over a period of five years.


                   Goodwill and any other long-lived assets to be held and used by the Company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized.

             (D)   TRANSLATION OF FOREIGN CURRENCIES

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

             (E)   CASH AND EQUIVALENTS

                   For the purpose of the statement of cash flows, all investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2000 and 2001.

             (F)   LEASEHOLD INDUCEMENTS

                   The benefits arising from lease inducements are taken into income over the term of the lease on a straight-line basis.



----------------------------------------------------------------------------- 19

--------------------------------------------------------------------------------
NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

             (G)   FINANCIAL INSTRUMENTS

                   All significant assets, financial liabilities and equity instruments of the company are either recognized or disclosed in the financial statements together with available information for a reasonable assessment of future cash flows, interest rate risk and credit risk.

             (H)   ESTIMATES

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

             (I)   REVENUE RECOGNITION

                   Revenue realized from CD replication is recognized at the time an order has been placed, fees have been determined, services have been performed, and collection is considered probable.

                   The Company was in the business of selling music over the internet through their website www.whatsupmusic.com. Revenue was recognized at the time an order was placed, music was downloaded, and there are no uncertainties regarding product acceptance, no significant vendor obligations, fees were fixed and determinable and collection was considered probable. As this business was abandoned the corresponding revenue and gross margin have been reclassified to results from discontinued operations.

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


----------------------------------------------------------------------------  20

--------------------------------------------------------------------------------
NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

3.           LOAN RECEIVABLE

             Loan receivable was from a former officer of the Company and was unsecured, bore interest at 7.5% per annum, and had no specific terms of repayment. As the officer left the Company during the year it was determined at year end that the repayment of the loan was unlikely and therefore the loan has been written off.


4.           CAPITAL ASSETS


                                                                     2001                                  2000
        -------------------------------------------------------------------------------------------------------------
                                                 ACCUMULATED                          NET BOOK            NET BOOK
                                         COST                  AMORTIZATION             VALUE               VALUE
        -------------------------------------------------------------------------------------------------------------
        Computer hardware            $   215,600               $   85,274            $  130,326         $  203,565

        Computer software                  5,746                    3,532                 2,214              4,429

        Office furniture and
            equipment                     16,789                    4,589                12,200             15,250

        Web site design                     --                        --                    --              39,613

        Leasehold
            Improvements                    --                        --                    --              27,041


        -------------------------------------------------------------------------------------------------------------
                                     $   238,135               $   93,935            $  144,740         $  289,898
        -------------------------------------------------------------------------------------------------------------


             During the year the lease of office premises was terminated. The related leasehold improvements and leasehold inducements were written off. A loss was recognized on the termination as follows:

             Leasehold improvements                      $  30,421
             Less accumulated amortization                  (8,450)
             Leasehold inducements deferred                (21,707)
             Less accumulated amortization                   6,029
             --------------------------------------------------------------

             Loss on termination                          $  6,293
             --------------------------------------------------------------

----------------------------------------------------------------------------  21

5.           LOANS PAYABLE


                                                                                               2001                   2000
                                                                                            ----------            -----------
             Promissory note payable to an officer, unsecured bears
             interest at 10% per annum compounded annually and with no
             specific terms of repayment.                                                   $  155,629            $  142,409


             Loan payable to an officer,  unsecured,  non-interest bearing
             and with no specific terms of repayment.                                          193,689               163,104

             Loans payable to an officer, unsecured, non-interest
             bearing and with no specific terms of repayment                                    63,812                 --
             ----------------------------------------------------------------------------------------------------------------

                                                                                            $  413,130            $  305,513
             ----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------  22

--------------------------------------------------------------------------------
NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (US DOLLARS)
================================================================================

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

6.           DUE TO RELATED PARTIES

             Due to a Canadian public company with common officers, non-interesting bearing and with no specific terms of repayment.

7.           LONG TERM DEBT




                                                                                       2001              2000
                                                                                       ----              ----
                 Note payable to two officers with no specific term of
                 repayment and bearing interest at 8% per annum                      $  36,989        $  36,173
                 ------------------------------------------------------------------------------------------------



8.           SHARE CAPITAL

             (A)   STOCK OPTIONS

                   As at September 30, 2000, options were outstanding for the purchase of common shares as follows:



                   Number of Shares         Expiry Date       Price per share
                   -----------------------------------------------------------
                     750,000                May 1, 2002           $ 1.00
                   1,250,000                May 1, 2005           $ 1.00



             (B)   WARRANTS

                   During the year ended September 30, 2000 the Company issued 3,200,000 units through a private placement. Each unit consists of one common share of the Company and one share purchase warrant to purchase one common share of the Company at an exercise price of $0.25, expiring March 15, 2002. As at September 30, 2001 3,200,000 warrants were outstanding.

9.                 LEASE COMMITMENTS

                   During the year ended September 30, 2001 the lease for office space was terminated (note 4). The Company is currently leasing premises on a month to month basis.

----------------------------------------------------------------------------- 23

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial disclosure.

No changes or Disagreements


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                                   MANAGEMENT

A. Directors and Management


Name                          Age                          Position
Riz Alikhan                   36               Chief Executive Officer, Director
Ian Stuart                    39               President, Director

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


Item 11. Security Ownership of Certain Beneficial Owners and Management.


The following table presents information with respect to beneficial ownership of our common stock as of January 12, 2002:


 o Each person or entity who beneficially owns more than 5% of the common stock;


 o Each of our directors;


o Each of our executive officers; and


o All executive officers and directors as a group.


----------------------------------------------------------------------------- 24

Unless otherwise indicated, the address for each person or entity named below is c/o New Millennium Development Group, #124 - 2323 Boundary Road, Vancouver, BC V5M 4V8. The following table sets forth information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers.


OPTION GRANTS IN THE LAST TWO FISCAL YEARS (Individual Grants) Number of Percent of Securities Total Options Underlying Granted to Exercise Options Employees in of Base Name


                Granted           Price                 Expiration Date

Riz Alikhan     250,000         $1.00/share              March 15, 2002


Ian Stuart      250,000         $1.00/share              March 15, 2002


The table includes all shares of common stock issuable within 60 days of January 12, 2002 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The applicable percentage of ownership is based on 14,495,300 shares of common stock outstanding on a fully diluted basis as of January 12, 2001.


The number of shares of common stock ,000 * Cede & Co. (13) 3,300,365 21.0 All executive officers and 600,000 4.1 directors as a group (3 persons)
(14)Represents Beneficial Ownership of less than 1%.


(1) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2002.


(2) Consists of 250,000 shares of common stock issuable upon the exercise of stock options, granted to Mr. Alikhan, a director and our CEO, exercisable within 60 days of January 12, 2002.


(3) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable outstanding on a fully diluted basis includes 3,200,000 shares of common stock issuable upon the exercise of certain outstanding warrants and 2,000,000 shares of common stock issuable upon the exercise of certain options.


----------------------------------------------------------------------------  25

                                        Shares Beneficially Owned

Name of Beneficial Owner            Number                  Percent


Ray Alikhan (1)                    800,000                    5.5


Riz Alikhan (2)                    250,000                    1.7


Brunswick Ltd. (3)               1,122,400                    7.7


Coradene Ltd. (4)                1,250,000                    8.6


Freedom Investments Ltd. (5)     1,000,000                    6.9


Incubus Investments Ltd. (6)     1,250,000                    8.6


Lori Ltd. (7)                      800,000                    5.5


Maybourne Ltd. (8)               1,022,400                    7.7


Safecrest (PAK) Ltd. (9)           800,000                    5.5


Ian Stuart (10)                    250,000                    1.7


Wireless Consulting Inc. (11)      800,000                    5.5


John Karroll (12) 100ithin 60 days January 12, 2002 and 100,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of January 12, 2002.


Claire and Peter Batiste are the principal partners of Brunswick Ltd.


(4) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2002 and 450,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of January 12, 2002.


(5) Andrew Meade is the principal partner of Freedom Investments Ltd. 16


(6) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2002 and 450,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of January 12, 2002. Craig Lines is the principal partner of Incubus Investments, Ltd.


(7) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2002. Russel Michel is the principal partner of Lori Ltd.


(8) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2002. Julie de Jersey is the principal partner of Maybourne Ltd.


(9) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2002. Sara Musharif and Akbar Alikhan are the principal partners of Safecrest (PAK) Ltd.


(10) Consists of 250,000 shares of common stock issuable upon the exercise of stock options, granted to Mr. Stuart, a director and our President, exercisable within 60 days of January 12, 2001.


----------------------------------------------------------------------------  26

(11) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 12, 2002. Kevin Gunther is the principal partner of Wireless Consulting Inc.


(12) Consists of 100,000 shares of common stock issuable upon the exercise of stock options, granted to Mr. Karroll, exercisable within 60 days of January 12, 2002.


(13) Canadian Depository is the principal owner of Cede and Co.


(14) Consists of 600,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of January 12, 2002.


Item 12. Certain Relationships and Related Transactions.


Since our inception in March 1997, we have never been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have an interest, other than as described under Item 9 above and the transactions described below. No person or entity who may be considered a promoter has received or will receive anything of value from us. Further, we have neither acquired nor will we acquire any assets from a promoter. As of December 23, 1999 Riz Alikhan, our Chief Executive Officer and a director, had loaned, through a series of advances, a total of $132,221 to us for general administrative expenses and business development. The principal of the loan, together with interest accruing at the annual rate of ten percent (10%), is due and payable but with new specific terms of repayment. The advances were consolidated in a promissory note dated December 23, 1999 and renewed December 22nd 2001 and may be prepaid, in whole or in part at any time, upon written agreement entered into by and between Riz Alikhan and us.


Item 13. Exhibits and Reports on Form 8-K.


Exhibit Index


Exhibit No.               Description


   3.1            Amended Articles of Incorporation of New Millennium
                  Development Group Inc.


   3.2 Bylaws of New Millennium Development Group Inc. Letter Agreement with John Karroll dated March 20, 2000 regarding employment and stock options.


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


----------------------------------------------------------------------------- 27

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



----------------------------------------------------------------------------- 28

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               New Millennium Development Group Inc.

                                     --------------------------------


                               (Registrant)


                               By /s/ Ian Stuart
                                  ----------------------------------------------
                                  (Ian Stuart, President)


                                  Date January 16, 2002


                       -----------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                    Date


 /s/ Ian Stuart Director /          President            January 16, 2002










----------------------------------------------------------------------------- 29