Form 10QSB
period 2001-12-31
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2002-02-19
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                        NEW MILLENNIUM DEVELOPMENT GROUP
                          (a development stage company)


        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0390251
                     (I.R.S. Employer Identification Number)

                                723 Casino Blvd.
                                    2nd Floor
                                Las Vegas, Nevada
                                   89101-6716
                    (Address of principal executive offices)

                                  (877)711-3535
                           (Issuer's telephone number)


Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

Item 1:

The company sales growth has shown steady progress from the CD manufacturing division. Our ability to service our short term debt and the daily operating costs is very encouraging . We have signed a letter of intent with Smart Wire, Israel to acquire their interests in wireless communication and are continuing to seek other similar opportunities to add value to the company.

We have downsized our operations to reduce costs but this has not adversely affected our sales and marketing efforts. We have contracted several outside sales agents to expand our sales efforts and most of our technical development team is on a "contract per job" basis. The company sales force is hoping to close on some larger contracts currently under negotiation which we believe will help sustain our efforts for expansion. We expect the financial markets and economy to improve over the next few quarters and with it our chances of securing capital financing.

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                          (a development stage company)

                        (formerly Whatsupmusic.com Inc.)


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

                                DECEMBER 31, 2001

                                   (UNAUDITED)

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
                 INTERIM CONSOLIDATED BALANCE SHEET (US Dollars)
                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2001





                                                                         December 31,           September 30,
                                                                            2001                    2001
                                                                         ------------           -------------
                                                                          (Unaudited)

                                     ASSETS

CURRENT ASSETS
        Cash                                                             $      --              $      --
        Funds held in trust                                                    3,311                   --
        Amounts due from taxing authorities                                    5,095                  6,326
        Deposits and prepaid expenses                                            314                    224

                                                                         -----------            -----------
                                                                               8,720                  6,550

CAPITAL ASSETS (Note 4)                                                      134,078                144,740
                                                                         -----------            -----------
                                                                         $   142,798            $   151,290
                                                                         ===========            ===========


                                   LIABILITIES

CURRENT LIABILITIES
        Cheques issued in excess of cash                                 $     2,767            $     7,407
        Accounts payable and accrued liabilities                             126,313                114,119
        Loans payable (Note 5)                                               412,869                413,130
        Due to related parties (Note 6)                                       91,026                 91,852
                                                                         -----------            -----------
                                                                             632,975                626,508

LONG TERM DEBT (Note 7)                                                       37,289                 36,989
                                                                         -----------            -----------
                                                                             670,264                663,497
                                                                         -----------            -----------

                              STOCKHOLDERS' EQUITY

COMMON STOCK
        Authorized 50,000,000 common shares par value of $0.001
        Issued 9,295,300 common shares (Note 8)                                9,295                  9,295

PAID IN CAPITAL                                                              802,005                802,005

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                          (1,338,766)            (1,323,507)
                                                                         -----------            -----------

                                                                            (527,466)              (512,207)

                                                                         -----------            -----------
                                                                         $   142,798            $   151,290
                                                                         ===========            ===========





APPROVED BY THE DIRECTOR:

"Ian Stuart"
---------------------------------------

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS (US Dollars)
                                   (UNAUDITED)




                                                             Cumulative from          For the three months ended
                                                          inception February 19,              December 31,
                                                           1997 to December 31,    --------------------------------
                                                                   2001               2001                 2000
                                                          ----------------------   -----------          -----------

REVENUE
       Sales                                                  $    97,576          $    34,836          $      --
       Cost of sales                                               32,139                7,523                 --
                                                             ------------          -----------          -----------
Gross Margin                                                       65,437               27,313                 --
                                                             ------------          -----------          -----------
GENERAL AND ADMINISTRATIVE EXPENSES
       Accounting and audit                                        73,940                6,906                1,245
       Advertising and promotion                                   51,925                  612                  285
       Amortization                                               200,944               10,662               33,790
       Bank charges and interest                                   35,828                4,270                4,718
       Consulting                                                 199,582               13,304               51,178
       Foreign exchange                                            (7,518)              (1,521)               4,072
       Filing fees                                                 19,380                 --                    804
       Legal                                                       57,811                 --                  1,787
       Licences                                                    57,700                 --                  6,000
       Marketing                                                   14,220                 --                  3,530
       Office and miscellaneous                                    82,543                3,164               14,317
       Rent                                                        46,659                2,373                7,914
       Salaries and benefits                                      223,116                2,802               57,590
       Travel                                                     106,237                 --                  4,262
                                                             ------------          -----------          -----------
                                                                1,162,367               42,572              191,492
                                                             ------------          -----------          -----------
LOSS FROM CONTINUING OPERATIONS                                (1,096,930)             (15,259)            (191,492)
                                                             ------------          -----------          -----------

DISCONTINUED OPERATIONS
       Gross margin                                                 1,718                 --                  7,429
       Write-off of capitalized website design                     24,699                 --                   --
       Impairment of goodwill                                     163,220                 --                   --
                                                             ------------          -----------          -----------
                                                                  189,637                 --                  7,429
                                                             ------------          -----------          -----------
LOSS BEFORE OTHER ITEMS                                        (1,286,567)             (15,259)            (184,063)
                                                             ------------          -----------          -----------

OTHER ITEMS
       Write-off of advances and loan receivable                   45,906                 --                   --
       Loss on termination of lease (Note 4)                        6,293                 --                   --
                                                             ------------          -----------          -----------
                                                                   52,199                 --                   --
                                                             ------------          -----------          -----------
LOSS FOR THE PERIOD                                          $ (1,338,766)         $   (15,259)         $  (184,063)
                                                             ============          ===========          ===========

LOSS PER SHARE                                                                     $     (0.01)         $     (0.02)
                                                                                   -----------          -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                                  9,295,300            9,295,300
                                                                                   ===========          ===========


                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
                    INTERIM CONSOLIDATED STATEMENT OF CHANGES
                      IN STOCKHOLDERS' EQUITY (US Dollars)
                                   (UNAUDITED)




                                                                                         Additional
                                                         Common                            Paid in        Accumulated
                                                         Shares           Amount           Capital          Deficit
                                                       -----------      -----------      -----------      -----------

Balance, September 30, 1998                                   --        $      --        $      --        $      --


March, 1999 stock issued for services                       20,000               20            1,980             --

March, 1999 changed par value from no
par value to $0.001                                           --               --               --               --

April, 1999 shares issued for cash                          73,000               73            7,227             --

April, 1999 forward stock split 32
for 1                                                    2,976,000            2,976           (2,976)            --

Net loss for year ended September 30,
1999                                                          --               --               --             (7,667)
                                                       -----------      -----------      -----------      -----------

Balance September 30, 1999                               3,069,000            3,069            6,231           (7,667)

February, 2000 forward stock split
1.7 for 1                                                2,148,300            2,148           (2,148)            --

March, 2000 stock cancelled                             (1,122,000)          (1,122)           1,122             --

April, 2000 stock issued for
acquisition of subsidiary                                2,000,000            2,000             --               --


May, 2000 stock issued pursuant to a
private placement                                        3,200,000            3,200          796,800             --

Net loss for year ended September 30,
2000                                                          --               --               --           (616,951)
                                                       -----------      -----------      -----------      -----------

Balance September 30, 2000                               9,295,300            9,295          802,005         (624,618)

Net loss for year ended September 30,
2001                                                          --               --               --           (698,889)
                                                       -----------      -----------      -----------      -----------

Balance September 30, 2001                               9,295,300            9,295          802,005       (1,323,507)

Net loss for three months ended
December 31, 2001                                             --               --               --            (15,259)
                                                       -----------      -----------      -----------      -----------

Balance December 31, 2001                                9,295,300      $     9,295      $   802,005      $(1,338,766)
                                                       ===========      ===========      ===========      ===========



                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
            INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (US Dollars)
                                   (UNAUDITED)



                                                                      Cumulative from      For the three months ended
                                                                  inception February 19,          December 31,
                                                                    1997 to December 31,  -----------------------------
                                                                            2001             2001              2000
                                                                  ----------------------  -----------       -----------

OPERATING ACTIVITIES
       Loss for the period                                              $(1,338,766)      $   (15,259)      $  (184,063)
       Add:
           Amortization                                                     198,533            10,662            33,790
           Issue of stock for services                                        2,000              --                --
           Write-off of advances                                             45,906              --                --
           Loss on termination of lease                                       6,293              --                --
           Write-off of capitalized website design                           24,699              --                --
           Impairment of goodwill                                           163,220              --                --
           Interest not paid                                                 19,768             3,964              --
           Lease inducement                                                    --                --              (1,809)
       Changes in non-cash working capital
           Amounts due from taxing authorities                                3,466             1,231            (3,424)
           Deposits and prepaid expenses                                     13,527               (90)           28,577
           Accounts payable and accrued liabilities                          55,829            12,194           (12,518)
                                                                        -----------       -----------       -----------

                                                                           (805,525)           12,702          (139,447)
                                                                        -----------       -----------       -----------

FINANCING ACTIVITIES
       Issue of share capital                                                 6,249              --                --
       Lease inducement                                                      21,707              --                --
       Paid in capital                                                      801,051              --                --
       Advances to third party                                              (25,000)             --                --
       Advances from related parties                                        181,643            (2,530)           30,107
       Cheques issued in excess of funds on deposit                           2,767            (4,640)             --
                                                                        -----------       -----------       -----------

                                                                            988,417            (7,170)           30,107
                                                                        -----------       -----------       -----------

INVESTING ACTIVITIES
       Cash received on acquisition of subsidiary                             5,984              --                --
       Acquisition of capital assets, net                                  (173,405)             --              (2,391)
                                                                        -----------       -----------       -----------

                                                                           (167,421)             --              (2,391)
                                                                        -----------       -----------       -----------

EFFECT OF FOREIGN EXCHANGE ON CASH FLOW ITEMS                               (12,160)           (2,221)             --
                                                                        -----------       -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                              3,311             3,311          (111,731)

CASH AND CASH EQUIVALENTS, beginning of period                                 --                --             117,380
                                                                        -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                $     3,311       $     3,311       $     5,649
                                                                        -----------       -----------       -----------

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Notes 1 and 9)

CASH PAID ON ACCOUNT OF INCOME TAXES                                    $      --         $      --         $      --
                                                                        ===========       ===========       ===========


CASH PAID ON ACCOUNT OF INTEREST                                        $      --         $      --         $      --
                                                                        ===========       ===========       ===========



                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                DECEMBER 31, 2001
                                   (UNAUDITED)



1.          MANAGEMENT'S OPINION

            In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2001, and the results of operations then ended, and the changes in cash for the three month period then ended.

            For US reporting requirements, the accompanying interim consolidated financial statements have been adjusted as of December 31, 2001 as required by item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

2.          INCORPORATION AND NATURE OF OPERATIONS

            The Company was incorporated on February 19, 1997 under the laws of the State of Nevada, USA as Core Systems, Inc. and changed its name to Angelaudio.com Inc. on April 15, 2000. On November 17, 2000, the Company changed its name to Whatsupmusic.com Inc. On August 14, 2001, the Company changed its name to New Millennium Development Group Inc.

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

            These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

                     Current assets                                 $   28,386
                     Capital assets                                    144,699
                     Goodwill                                          228,428

                     Current liabilities and loans payable            (364,308)
                     Long term debt                                    (35,205)
                                                                    ----------
                     Total consideration funded by
                     issuance of 2,000,000 shares                   $    2,000
                                                                    ==========


            During the year ended September 30, 2001 the Company abandoned its planned operation of an internet-based music retail business. The revenue and gross margin related to this business was reclassified as results from discontinued operations. In addition, related goodwill and capitalized website development costs were written off to operations.

            The Company is now pursuing a viable business in the CD replication sector, as well as other internet-based technologies.

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                DECEMBER 31, 2001
                                   (UNAUDITED)


3.           SIGNIFICANT ACCOUNTING POLICIES

             (a)   Basis of presentation

                   The financial statements have been prepared in accordance with United States generally accepted accounting principles on a going concern basis, which presume the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The company's ability to continue as a going concern is dependent upon achieving profitable operations and upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the company be unable to continue in business.

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

             (c)   Goodwill

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

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                DECEMBER 31, 2001
                                   (UNAUDITED)


3.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

             (e)   Cash and cash equivalents

                   For the purpose of the statement of cash flows, cash, cash held in trust and all investments with an original maturity of three months or less are considered to be cash and cash equivalents.

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

                   The Company was in the business of selling music over the internet through their website WWW.WHATSUPMUSIC.COM. Revenue was recognized at the time an order was placed, music was downloaded, there were no uncertainties regarding product acceptance, there were no significant vendor obligations, fees were fixed and determinable and collection was considered probable. As this business was abandoned the corresponding revenue and gross margin have been reclassified to results from discontinued operations.

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                DECEMBER 31, 2001
                                   (UNAUDITED)


3.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


4.           CAPITAL ASSETS



                                                              2001                              2000
                                           ------------------------------------------         --------
                                                          Accumulated        Net Book         Net Book
                                             Cost         Amortization         Value            Value
                                           --------       ------------       --------         --------

             Computer hardware             $215,600         $ 95,050         $120,550         $130,326

             Computer software                5,746            3,808            1,938            2,214

             Office furniture and
             equipment                       16,789            5,199           11,590           12,200
                                           --------         --------         --------         --------

                                           $238,135         $104,057         $134,078         $144,740
                                           ========         ========         ========         ========


                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                DECEMBER 31, 2001
                                   (UNAUDITED)


5.           LOANS PAYBLE



                                                                                            2001             2000
                                                                                        -----------      -----------

             Promissory note payable to an officer, unsecured,
             bears interest at 10% per annum compounded annually
             and with no specific terms of repayment                                    $   158,961      $   156,629

             Loan payable to an officer, unsecured, non-interest
             bearing and with no specific terms of repayment                                190,444          193,689

             Loan payable to an officer, unsecured, non-interest
             bearing and with no specific terms of repayment                                 63,464           63,812
                                                                                        -----------      -----------

                                                                                        $   412,869      $   413,130
                                                                                        ===========      ===========


6.           DUE TO RELATED PARTIES

             Due to a Canadian public company with common officers, non-interest bearing and with no specific terms of repayment.


7.           LONG TERM DEBT


                                                                                            2001             2000
                                                                                        -----------      -----------

             Note payable to two officers with no specific term of
             repayment and bearing interest at 8% per annum                             $    37,289      $    36,989
                                                                                        ===========      ===========




8.           SHARE CAPITAL

             (a)   Stock options

                   As at December 31, 2001, options were outstanding for the purchase of common shares as follows:

                   Number of Shares          Expiry Date      Price per Share
                   ----------------          -----------      ---------------

                       750,000               May 1, 2002         $   1.00
                     1,250,000               May 1, 2005         $   1.00

             (b)   Warrants

                   At December 31, 2001 3,200,000 share purchase warrants were outstanding. Each unit consists of one common share of the Company and entitles the holder to purchase one common share of the Company at an exercise price of $0.25, expiring March 15, 2002.

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                DECEMBER 31, 2001
                                   (UNAUDITED)


9.           SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

                                                    2001        2000
                                                  --------    -------

             Cash                                 $   --      $ 5,649
             Cash held in trust                      3,311        --
                                                  --------    -------

             Cash and cash equivalents            $  3,311    $ 5,649
                                                  ========    =======

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 19, 2002

                                           NEW MILLENNIUM DEVELOPMENT GROUP

                                           By: /s/ Riz Alikhan
                                               --------------------
                                           Riz Alikhan
                                           Chief Executive Officer