Form 10QSB
period 2002-03-31
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2002-05-20
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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






                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)

                                 MARCH 31, 2002

                                   (UNAUDITED)



                               TABLE OF CONTENTS
                               -----------------

Description                                                          Page Number
-----------                                                          -----------

Interim Consolidated Balance Sheet ............................................3
Interim Consolidated Statement of Operations ................................4-5
Interim Consolidated Statement of Changes in Stockholders' Equity ...........6-7
Interim Consolidated Statement of Cash Flows ..................................8
Notes to the Interim Consolidated Financial Statements .....................9-14
Signatures ...................................................................15

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
                 INTERIM CONSOLIDATED BALANCE SHEET (US Dollars)
                      MARCH 31, 2002 AND SEPTEMBER 30, 2001


                                                                          March 31,            September 30,
                                                                            2002                   2001
                                                                        -------------          -------------
                                                                         (Unaudited)
                                              ASSETS
CURRENT ASSETS
        Cash                                                             $      --             $      --
        Funds held in trust                                                    3,229                  --
        Amounts due from taxing authorities                                   10,759                 6,326
        Deposits and prepaid expenses (Note 4)                               102,750                   224
                                                                         -----------           -----------
                                                                             116,738                 6,550

CAPITAL ASSETS (Note 5)                                                      123,417               144,740
                                                                         -----------           -----------

                                                                         $   240,155           $   151,290
                                                                         ===========           ===========

                                             LIABILITIES

CURRENT LIABILITIES
        Cheques issued in excess of cash                                 $     5,243           $     7,407
        Accounts payable and accrued liabilities                             167,645               114,119
        Loans payable (Note 6)                                               413,521               413,130
        Due to related parties (Note 7)                                       90,946                91,852
                                                                         -----------           -----------

                                                                             677,355               626,508

LONG TERM DEBT (Note 8)                                                       37,875                36,989
                                                                         -----------           -----------

                                                                             715,230               663,497
                                                                         -----------           -----------

                                           STOCKHOLDERS' EQUITY

COMMON STOCK
        Authorized 50,000,000 common shares par value of $0.001
        Issued 11,095,300 common shares (Note 9)                              11,095                 9,295

PAID IN CAPITAL                                                            1,120,205               802,005

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                          (1,406,375)           (1,323,507)
                                                                         -----------           -----------

                                                                            (275,075)             (512,207)

SUBSCRIPTIONS RECEIVABLE (Note 9)                                           (200,000)                 --
                                                                         -----------           -----------

                                                                            (475,075)             (512,207)
                                                                         -----------           -----------

                                                                         $   240,155           $   151,290
                                                                         ===========           ===========

APPROVED BY THE DIRECTORS:

"Ian Stuart"
---------------------------------------

"Riz Alikhan"
---------------------------------------

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS (US Dollars)
                                   (UNAUDITED)





                                     Cumulative from         For the three months ended            For the six months ended
                                        inception                   March 31,                             March 31,
                                     February 19, 1997    -----------------------------------   --------------------------------
                                     to March 31, 2002         2002               2001               2002                2001
                                   ---------------------  ---------------    ---------------    ---------------    ---------------
REVENUE
       Sales                           $   128,875        $    31,299        $    15,958        $    66,135        $    25,335
       Cost of sales                        54,358             22,219              4,137             29,742              6,085
                                       -----------        -----------        -----------        -----------        -----------

GROSS MARGIN                                74,517              9,080             11,821             36,393             19,250
                                       -----------        -----------        -----------        -----------        -----------
GENERAL AND
    ADMINISTRATIVE EXPENSES
       Accounting and audit                102,475             28,535             17,763             35,441             19,008
       Advertising and promotion            53,870              1,945                247              2,557                532
       Amortization                        211,606             10,662             28,184             21,323             61,974
       Bank charges and interest            40,039              4,211              4,608              8,482              9,326
       Consulting                          226,417             26,835             17,925             40,139             69,103
       Foreign exchange                     (7,613)               (95)            (9,922)            (1,616)            (5,850)
       Filing fees                          20,433              1,053                993              1,053              1,797
       Legal                                58,178                367             41,993                367             43,780
       Licences                             57,700               --                 --                 --                6,000
       Marketing                            14,220               --                 --                 --                3,530
       Office and miscellaneous             83,371                828              8,338              3,992             22,655
       Rent                                 49,007              2,348              6,948              4,721             14,862
       Salaries and benefits               223,116               --               24,924              2,802             82,514
       Travel                              106,237               --                  334               --                4,596
                                       -----------        -----------        -----------        -----------        -----------
                                         1,239,056             76,689            142,335            119,261            333,827
                                       -----------        -----------        -----------        -----------        -----------

LOSS FROM CONTINUING
    OPERATIONS                          (1,164,539)           (67,609)          (130,514)           (82,868)          (314,577)
                                       -----------        -----------        -----------        -----------        -----------

DISCONTINUED OPERATIONS
       Gross margin                          1,718               --                 --                 --                 --

       Write-off of capitalized
            website  design                 24,699               --                 --                 --                 --

       Impairment of goodwill              163,220               --                 --                 --                 --

                                       -----------        -----------        -----------        -----------        -----------

                                           189,637               --                 --                 --                 --
                                       -----------        -----------        -----------        -----------        -----------

LOSS BEFORE OTHER ITEMS                 (1,354,176)           (67,609)          (130,514)           (82,868)          (314,577)
                                       -----------        -----------        -----------        -----------        -----------

                                       4

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS (US Dollars)
                             (UNAUDITED-Continued)





                                         Cumulative from         For the three months ended          For the six months ended
                                           inception                     March 31,                            March 31,
                                        February 19, 1997    ------------------------------------ ---------------------------------
                                         to March 31, 2002             2002               2001            2002                2001
                                       --------------------  ----------------     --------------- ---------------    --------------
Balance brought forward                    (1,354,176)               (67,609)        (130,514)          (82,868)         (314,577)
                                         ------------           ------------      -----------      ------------       -----------

OTHER ITEMS
       Write-off of advances and
           loan receivable                     45,906                   --               --                --                --
       Loss on termination of lease
           (Note 5)                             6,293                   --               --                --                --
                                         ------------           ------------      -----------      ------------       -----------
                                               52,199                   --               --                --                --
                                         ------------           ------------      -----------      ------------
LOSS FOR THE PERIOD                      $ (1,406,375)          $    (67,609)     $  (130,514)     $    (82,868)      $  (314,577)
                                         ============           ============      ===========      ============       ===========
LOSS PER SHARE                                                  $      (0.01)     $      0.01      $      (0.01)      $     (0.03)
                                                                ============      ===========      ============       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                               10,030,851        9,295,300         9,659,036         9,295,300
                                                                ============      ===========      ============       ===========

                                       5

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
                    INTERIM CONSOLIDATED STATEMENT OF CHANGES
                      IN STOCKHOLDERS' EQUITY (US Dollars)
                                   (UNAUDITED)


                                                                            Additional
                                            Common                            Paid in        Subscriptions     Accumulated
                                            Shares            Amount          Capital          Receivable        Deficit
                                          -----------      -----------      -----------      -------------     -----------
Balance, September 30, 1998                      --        $      --        $      --        $        --       $      --

March, 1999 stock issued for
services                                       20,000               20            1,980               --              --

March, 1999 changed par value from no
par value to $0.001                              --               --               --                 --              --

April, 1999 shares issued for cash             73,000               73            7,227               --              --

April, 1999 forward stock split 32
for 1                                       2,976,000            2,976           (2,976)              --              --

Net loss for year ended September 30,
1999                                             --               --               --                 --            (7,667)
                                          -----------      -----------      -----------      -------------     -----------
Balance September 30, 1999                  3,069,000            3,069            6,231               --            (7,667)

February, 2000 forward stock split
1.7 for 1                                   2,148,300            2,148           (2,148)              --              --

March, 2000 stock cancelled                (1,122,000)          (1,122)           1,122               --              --

April, 2000 stock issued for
acquisition of subsidiary                   2,000,000            2,000             --                 --              --

May, 2000 stock issued pursuant to a
private placement                           3,200,000            3,200          796,800               --              --

Net loss for year ended September 30,
2000                                             --               --               --                 --          (616,951)
                                          -----------      -----------      -----------      -------------     -----------
Balance September 30, 2000                  9,295,300            9,295          802,005               --          (624,618)

Net loss for year ended September 30,
2001                                             --               --               --                 --          (698,889)
                                          -----------      -----------      -----------      -------------     -----------
Balance September 30, 2001                  9,295,300            9,295          802,005               --        (1,323,507)
                                          -----------      -----------      -----------      -------------     -----------

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
                    INTERIM CONSOLIDATED STATEMENT OF CHANGES
                      IN STOCKHOLDERS' EQUITY (US Dollars)
                                   (UNAUDITED)


                                                                           Additional
                                            Common                           Paid in     Subscriptions     Accumulated
                                            Shares          Amount           Capital       Receivable        Deficit
                                          -----------     -----------     -----------     -----------      -----------
Balance brought forward                     9,295,300           9,295         802,005            --         (1,323,507)

March, 2002 stock issued for
services                                    1,000,000           1,000         119,000            --               --

March, 2002 stock issued for exercise
of warrants                                   800,000             800         199,200        (200,000)            --

Net loss for six months ended March
31, 2002                                         --              --              --              --            (82,868)
                                          -----------     -----------     -----------     -----------      -----------

Balance, March 31, 2002                    11,095,300     $    11,095     $ 1,120,205     $  (200,000)     $(1,406,375)
                                          ===========     ===========     ===========     ===========      ===========



                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
            INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (US Dollars)
                                   (UNAUDITED)



                                                               Cumulative from            For the six months ended
                                                                  inception                       March 31,
                                                              February 19, 1997          ------------------------------
                                                              to March 31, 2002             2002             2001
                                                            ------------------------     -----------      -----------
OPERATING ACTIVITIES
       Loss for the period                                      $(1,406,375)             $   (82,868)     $  (314,577)
       Add:
           Amortization                                             209,194                   21,323           61,974
           Issue of stock for services                               19,250                   17,250             --
           Write-off of advances                                     45,906                     --               --
           Loss on termination of lease                               6,293                     --               --
           Write-off of capitalized website design                   24,699                     --               --
           Impairment of goodwill                                   163,220                     --               --
           Interest not paid                                         23,646                    7,842             --
           Lease inducement                                            --                       --             (3,618)
       Changes in non-cash working capital
           Amounts due from taxing authorities                       (2,198)                  (4,433)           4,623
           Deposits and prepaid expenses                             13,841                      224           29,805
           Accounts payable and accrued liabilities                  97,161                   53,526           14,939
                                                                -----------              -----------      -----------

                                                                   (805,363)                  12,864         (206,854)
                                                                -----------              -----------      -----------

FINANCING ACTIVITIES
       Issue of share capital                                         6,249                     --               --
       Lease inducement                                              21,707                     --               --
       Paid in capital                                              801,051                     --               --
       Advances to third party                                      (25,000)                    --               --
       Advances from related parties                                179,010                   (5,163)          69,968
       Cheques issued in excess of funds on deposit                   5,243                   (2,164)           1,690
                                                                -----------              -----------      -----------

                                                                    988,260                   (7,327)          71,658
                                                                -----------              -----------      -----------

INVESTING ACTIVITIES
       Cash received on acquisition of subsidiary                     5,984                     --               --
       Acquisition of capital assets, net                          (173,405)                    --             17,816
                                                                -----------              -----------      -----------

                                                                   (167,421)                    --             17,816
                                                                -----------              -----------      -----------

EFFECT OF FOREIGN EXCHANGE ON CASH
    FLOW ITEMS                                                      (12,247)                  (2,308)            --
                                                                -----------              -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                 3,229                    3,229         (117,380)

CASH AND CASH EQUIVALENTS, beginning of period                         --                       --            117,380
                                                                -----------              -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                        $     3,229              $     3,229      $      --
                                                                ===========              ===========      ===========

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Notes 2 and 11)

CASH PAID ON ACCOUNT OF INCOME TAXES                            $      --                $      --        $      --
                                                                ===========              ===========      ===========

CASH PAID ON ACCOUNT OF INTEREST                                $      --                $      --        $      --
                                                                ===========              ===========      ===========

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                 MARCH 31, 2002
                                   (UNAUDITED)


1.          MANAGEMENT'S OPINION

            In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and the changes in cash for the six month period then ended.

            For US reporting requirements, the accompanying interim consolidated financial statements have been adjusted as of March 31, 2002 as required by item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

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

            These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

            Current assets                                          $  28,386
            Capital assets                                            144,699
            Goodwill                                                  228,428

            Current liabilities and loans payable                    (364,308)
            Long term debt                                            (35,205)
                                                                    ---------
            Total consideration funded by
            issuance of 2,000,000 shares                            $   2,000
                                                                    =========

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

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                 MARCH 31, 2002
                                   (UNAUDITED)


3.           SIGNIFICANT ACCOUNTING POLICIES

             (a)   Basis of presentation

                   The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America on a going concern basis, which presume the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

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

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

             (h)   Estimates

                   The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

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

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                 MARCH 31, 2002
                                   (UNAUDITED)


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


4.           DEPOSITS AND PREPAID EXPENSES

             On February 1, 2002, the Company entered into separate one year consulting and advisory service agreements with three individuals, related to the directors and officers of the Company, in exchange for a total of 1,000,000 shares of the Company at an agreed price of $0.12 per share. The consulting fees totaling $120,000 were recorded by the Company as prepaid expenses and will be amortized into income over the term of the agreements.


5.           CAPITAL ASSETS


                                                 March 31,                September 30,
                                                   2002                       2001
                                   -------------------------------------- ------------
                                               Accumulated     Net Book     Net Book
                                     Cost      Amortization     Value        Value
                                  ------------ ------------  ------------ ------------
          Computer hardware        $215,600     $104,824     $110,776     $130,326

          Computer software           5,746        4,085        1,661        2,214

          Office furniture and
          equipment                  16,789        5,809       10,980       12,200
                                   --------     --------     --------     --------

                                   $238,135     $114,718     $123,417     $144,740
                                   ========     ========     ========     ========


                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                 MARCH 31, 2002
                                   (UNAUDITED)


6.           LOANS PAYABLE


                                                                     March 31,      September 30,
                                                                       2002             2001
                                                                  --------------   --------------
          Promissory note payable to an officer, unsecured,
          bears interest at 10% per annum compounded annually
          and with no specific terms of repayment                    $162,220         $155,629

          Loan payable to an officer, unsecured, non-interest
          bearing and with no specific terms of repayment             187,871          193,689

          Loan payable to unrelated party, unsecured,
          non-interest bearing and with no specific terms of
          repayment                                                    63,430           63,812
                                                                     --------         --------

                                                                     $413,521         $413,130
                                                                     ========         ========


7.           DUE TO RELATED PARTIES

             Due to a Canadian public company with common officers, non-interest bearing and with no specific terms of repayment.


8.           LONG TERM DEBT


                                                                     March 31,      September 30,
                                                                       2002             2001
                                                                  --------------   --------------

          Note payable to an officer and an unrelated party
          with no specific term of repayment and bearing interest
          at 8% per annum                                            $ 37,875         $ 36,989
                                                                     ========         ========


9.           SHARE CAPITAL

             (a)   Stock options

                   There are no stock options outstanding at March 31, 2002.

             (b)   Warrants

                   There are no share purchase warrants outstanding at March 31, 2002.

             (c)   Subscriptions receivable

                   During the period ended March 31, 2002, the Company issued 800,000 shares at $0.25 per share pursuant to exercise of share purchase warrants for subscriptions receivable of $200,000. Subsequent to March 31, 2002, the Company determined that the subscriptions receivable are uncollectible and therefore, the Company intends to cancel the 800,000 shares immediately.

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (formerly Whatsupmusic.com Inc.)
                          (a development stage company)
       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (US Dollars)
                                 MARCH 31, 2002
                                   (UNAUDITED)


10.          COMMITMENT

             The Company has entered into an agreement dated February 3, 2002, with Digital Accelerator Corporation ("Daccel"), a Canadian company, to acquire up to 7,600,000 shares of Daccel at $1.00 U.S. per share. The Company has not acquired any shares as at the date of the report.


11.          SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

                                            2002       2001
                                           ------     ------

             Cash                          $ --       $ --
             Cash held in trust             3,229       --
                                           ------     ------
             Cash and cash equivalents     $3,229     $ --
                                           ======     ======

             The significant non-cash transactions during the six month period ended March 31, 2002 were as follows:

             a) The Company issued 800,000 shares on the exercise of warrants for subscription receivables of $200,000 (Note 9).

             b) The Company issued 1,000,000 shares for consulting fees to be rendered of $120,000 (Note 4).

             There were no significant non-cash transactions during the six month period ended March 31, 2001.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 2002

                                           NEW MILLENNIUM DEVELOPMENT GROUP

                                           By: /s/ Riz Alikhan
                                               --------------------
                                           Riz Alikhan
                                           Chief Executive Officer