Form 10-Q
period 2002-06-30
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2002-08-22
CIK 1082121

NEW MILLENNIUM DEVELOPMENT GROUP INC.
                        (FORMERLY WHATSUPMUSIC.COM INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)

                                  JUNE 30, 2002

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in US Dollars)
AS AT JUNE 30, 2002



============================================================================================

                                                                  June 30,    September 30,
                                                                      2002             2001
--------------------------------------------------------------------------------------------
                                                               (Unaudited)
ASSETS

CURRENT
    Funds held in trust                                        $     1,547    $      --
    Amounts due from taxing authorities                             11,853          6,326
    Deposits and prepaid expenses (Note 4)                          72,750            224
                                                               -----------    -----------

                                                                    86,150          6,550
CAPITAL ASSETS (Note 5)                                            112,756        144,740
                                                               -----------    -----------

                                                               $   198,906    $   151,290
============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
    Cheques issued in excess of cash                           $       654    $     7,407
    Accounts payable and accrued liabilities                       186,967        114,119
    Loans payable (Note 6)                                         422,442        413,130
    Advances payable (Note 7)                                       95,632         91,852
                                                               -----------    -----------

                                                                   705,695        626,508
LONG-TERM DEBT (Note 8)                                             40,482         36,989
                                                               -----------    -----------

                                                                   746,177        663,497
                                                               -----------    -----------
SHAREHOLDERS' EQUITY
    Capital stock
       Authorized
         50,000,000 common shares with a par value of $0.001
       Issued
         11,095,300 common shares (Note 9)                          11,095          9,295
    Paid in capital                                              1,120,205        802,005
    Deficit accumulated during the development stage            (1,478,571)    (1,323,507)
                                                               -----------    -----------

                                                                  (347,271)      (512,207)
SUBSCRIPTIONS RECEIVABLE (Note 9)                                 (200,000)          --
                                                               -----------    -----------

                                                                  (547,271)      (512,207)
                                                               -----------    -----------

                                                               $   198,906    $   151,290
============================================================================================


 ON BEHALF OF THE BOARD:


                                Director                             Director
--------------------------------        -----------------------------

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)



==============================================================================================================================

                                       Cumulative
                                             From
                                     Inception on
                                     February 19,        Three Month        Three Month         Nine Month         Nine Month
                                          1997 to       Period Ended       Period Ended       Period Ended       Period Ended
                                         June 30,           June 30,           June 30,           June 30,           June 30,
                                             2002               2002               2001               2002               2001
-------------------------------------------------------------------------------------------------------------------------------

REVENUE
    Sales                             $   132,840        $     3,965        $    24,506        $    70,100        $    49,841
    Cost of sales                          56,785              2,427             12,799             32,169             18,884
                                      -----------        -----------        -----------        -----------        -----------

GROSS MARGIN                               76,055              1,538             11,707             37,931             30,957
                                      -----------        -----------        -----------        -----------        -----------
GENERAL AND
  ADMINISTRATIVE EXPENSES
    Accounting and audit                  102,475               --                4,034             35,441             23,042
    Advertising and promotion              54,139                269                778              2,826              1,310
    Amortization                          222,267             10,661             24,312             31,984             86,286
    Bank charges and interest              44,238              4,199              4,161             12,681             13,487
    Consulting                            264,138             37,721              5,365             77,860             74,468
    Foreign exchange                       10,693             18,306            (17,241)            16,690            (23,091)
    Filing fees                            21,449              1,016              1,027              2,069              2,824
    Legal                                  58,854                676               (322)             1,043             43,458
    Licences                               57,700               --                 --                 --                6,000
    Marketing                              14,220               --                3,280               --                6,810
    Office and miscellaneous               84,257                886              7,302              4,878             29,957
    Rent                                   49,007               --               10,046              4,721             24,908
    Salaries and benefits                 223,116               --               10,175              2,802             92,689
    Travel                                106,237               --                  974               --                5,570
                                      -----------        -----------        -----------        -----------        -----------

                                        1,312,790             73,734             53,891            192,995            387,718
                                      -----------        -----------        -----------        -----------        -----------

LOSS FROM CONTINUING OPERATIONS        (1,236,735)           (72,196)           (42,184)          (155,064)          (356,761)
                                      -----------        -----------        -----------        -----------        -----------

DISCONTINUED OPERATIONS
    Gross margin                           (1,718)              --                 --                 --                 --
    Write-off of capitalized
       web-site design                    (24,699)              --                 --                 --                 --
    Impairment of goodwill               (163,220)              --                 --                 --                 --
                                      -----------        -----------        -----------        -----------        -----------

                                         (189,637)              --                 --                 --                 --
                                      -----------        -----------        -----------        -----------        -----------

LOSS BEFORE OTHER ITEMS                (1,426,372)           (72,196)           (42,184)          (155,064)          (356,761)
                                      -----------        -----------        -----------        -----------        -----------


                                  - continued -

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)


==============================================================================================================================

                                       Cumulative
                                             From
                                     Inception on
                                     February 19,        Three Month        Three Month         Nine Month         Nine Month
                                          1997 to       Period Ended       Period Ended       Period Ended       Period Ended
                                         June 30,           June 30,           June 30,           June 30,           June 30,
                                             2002               2002               2001               2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Continued...

OTHER ITEMS
    Write-off of advances and
       loan receivable                     45,906)             --                  --                --                   --
    Loss on termination of lease
     (Note 5)                              (6,293)             --                (7,746)             --                (7,746)
                                      -----------        -----------        -----------        -----------        -----------
                                          (52,199)             --                (7,746)             --                (7,746)
                                      -----------        -----------        -----------        -----------        -----------
LOSS FOR THE PERIOD                  $ (1,478,571)       $   (72,196)       $   (49,930)       $  (155,064)       $  (364,507)
==============================================================================================================================


LOSS PER SHARE                                           $     (0.01)       $     (0.01)       $     (0.02)       $     (0.04)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                    11,095,300          9,295,300         10,137,791          9,295,300
==============================================================================================================================


NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in US Dollars)
(Unaudited)



========================================================================================================================

                                                                          Additional
                                                Common                       Paid-in     Subscriptions    Accumulated
                                                Shares         Amount        Capital        Receivable        Deficit
-----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998                       --      $      --      $      --         $      --      $      --

March, 1999 stock issued for services           20,000             20          1,980              --             --

March, 1999 changed par value from
  no par value to $0.001                          --             --             --                --             --

April, 1999 shares issued for cash              73,000             73          7,227              --             --

April, 1999 forward stock split 32:1         2,976,000          2,976         (2,976)             --             --

Net loss for the year                             --             --             --                --           (7,667)
                                            ----------    -----------    -----------       -----------    -----------

BALANCE SEPTEMBER 30, 1999                   3,069,000          3,069          6,231              --           (7,667)

February, 2000 forward stock split 1.7:1     2,148,300          2,148         (2,148)             --             --

March, 2000 stock cancelled                 (1,122,000)        (1,122)         1,122              --             --

April, 2000 stock issued for acquisition
  of subsidiary                              2,000,000          2,000           --                --             --

May, 2000 stock issued pursuant to a
  private placement                          3,200,000          3,200        796,800              --             --

Net loss for the year                             --             --             --                --         (616,951)
                                            ----------    -----------    -----------       -----------    -----------

BALANCE SEPTEMBER 30, 2000                   9,295,300          9,295        802,005              --         (624,618)

Net loss for the year                             --             --             --                --         (698,889)
                                            ----------    -----------    -----------       -----------    -----------

BALANCE SEPTEMBER 30, 2001                   9,295,300          9,295        802,005              --       (1,323,507)

March, 2002 stock issued for services        1,000,000          1,000        119,000              --             --

March, 2002 stock issued for exercise
  of warrants                                  800,000            800        199,200          (200,000)          --

Net loss for the period                           --             --             --                --         (155,064)
                                            ----------    -----------    -----------       -----------    -----------

BALANCE, JUNE 30, 2002                      11,095,300    $    11,095    $ 1,120,205          (200,000)   $(1,478,571)
=======================================================================================================================


NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)


==================================================================================================================

                                                         Cumulative
                                                               From
                                                       Inception on
                                                       February 19,          Nine Month          Nine Month
                                                            1997 to        Period Ended        Period Ended
                                                           June 30,            June 30,            June 30,
                                                               2002                2002                2001
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                 $(1,478,571)        $  (155,064)        $  (364,507)
    Items not affecting cash:
       Amortization                                         219,855              31,984              86,286
       Issue of stock for services                           49,250              47,250                --
       Write-off of advances                                 45,906                --                  --
       Loss on termination of lease                           6,293                --                 7,746
       Write-off of capitalized website design               24,699                --                  --
       Impairment of goodwill                               163,220                --                  --
       Interest not paid                                     27,583              11,779                --
       Lease inducement                                        --                  --                  --

    Changes in non-cash working capital items:
       Amounts due from taxing authorities                   (3,292)             (5,527)             22,125
       Deposits and prepaid expenses                         13,841                 224              14,581
       Accounts payable and accrued liabilities             116,483              72,848              (2,565)
                                                        -----------         -----------         -----------

                                                           (814,733)              3,494            (236,334)
                                                        -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issue of capital stock                                    6,249                --                  --
    Lease inducement                                         21,707                --                  --
    Paid-in capital                                         801,051                --                  --
    Advances to third party                                 (25,000)               --                  --
    Advances from related parties                           179,010              (5,163)            103,549
    Cheques issued in excess of funds on deposit                654              (6,753)               --
                                                        -----------         -----------         -----------

                                                            983,671             (11,916)            103,549
                                                        -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash received on acquisition of subsidiary                5,984                --                  --
    Acquisition of capital assets, net                     (173,405)               --                20,415
                                                        -----------         -----------         -----------

                                                           (167,421)               --                20,415
                                                        -----------         -----------         -----------

                                  - continued -

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)


==================================================================================================================

                                                         Cumulative
                                                               From
                                                       Inception on
                                                       February 19,          Nine Month          Nine Month
                                                            1997 to        Period Ended        Period Ended
                                                           June 30,            June 30,            June 30,
                                                               2002                2002                2001
------------------------------------------------------------------------------------------------------------------
Continued...

EFFECT OF FOREIGN EXCHANGE ON CASH FLOW ITEMS                    30               9,969                --
                                                        -----------         -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD          1,547               1,547            (112,370)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 --                  --               117,380
                                                        -----------         -----------         -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                $   1,547           $     1,547         $     5,010
==================================================================================================================

CASH PAID FOR INCOME TAXES                              $      --           $      --           $      --
==================================================================================================================

CASH PAID FOR INTEREST                                  $      --           $      --           $      --
==================================================================================================================



SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Notes 2 and 11)

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2002

===============================================================================


1.       MANAGEMENT'S OPINION

         In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and the changes in cash for the nine month period then ended.

         For US reporting requirements, the accompanying interim consolidated financial statements have been adjusted as of June 30, 2002 as required by item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

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

         These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

           Current assets                                             $  28,386
           Capital assets                                               144,699
           Goodwill                                                     228,428
           Current liabilities and loan payable                        (364,308)
           Long-term debt                                               (35,205)
                                                                      ---------

Total consideration funded by issuance of 2,000,000 shares            $   2,000
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

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2002

===============================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES

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

         Because of the speculative nature of the Company, there are significant risks which are summarized as follows:

             i) The Company is newly formed with no operating history and minimal assets; and
             ii) The Company has limited funds available for
                 acquisition or operations.

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

         TRANSLATION OF FOREIGN CURRENCIES

         Amounts recorded in foreign currencies have been translated into United States dollars as follows:

             i) Current monetary assets and liabilities are translated at the rates prevailing at the balance sheet date.
             ii) Fixed assets and shareholder equity accounts are translated at the rates prevailing on the transaction dates.
             iii) Deferred expenditures, income and expenses are translated at the average rate for the period.

         Any gain or loss on translation of foreign currencies is included in net income.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2002

===============================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


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

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2002

===============================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES(cont'd...)


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

4.       DEPOSITS AND PREPAID EXPENSES

         On February 1, 2002, the Company entered into separate one year consulting and advisory service agreements with three individuals, related to the directors and officers of the Company, in exchange for a total of 1,000,000 shares of the Company at an agreed price of $0.12 per share. The consulting fees totaling $120,000 were recorded by the Company as prepaid expenses and will be recognized in the consolidated statements of operations over the term of the agreements.

5.       CAPITAL ASSETS


         ==============================================================================================================

                                               June 30, 2002                          September 30, 2001
                                ------------------------------------------   ------------------------------------------
                                                Accumulated            Net                 Accumulated            Net
                                      Cost     Amortization     Book Value         Cost   Amortization     Book Value
         --------------------------------------------------------------------------------------------------------------

         Computer hardware      $  215,600       $  114,598     $  101,002   $  215,600     $   85,274     $  130,326

         Computer software           5,746            4,362          1,384        5,746          3,532          2,214

         Office furniture
           and equipment            16,789            6,419         10,370       16,789          4,589         12,200
                                ----------       ----------     ----------   ----------     ----------     ----------
                                $  238,135       $  125,379     $  112,756   $  238,135     $   93,935     $  144,740
         ==============================================================================================================


NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2002

================================================================================


6.       LOANS PAYABLE

         ===================================================================================================================

                                                                                                  June 30,    September 30,
                                                                                                      2002             2001
         -------------------------------------------------------------------------------------------------------------------
         Promissory note payable to an officer, unsecured, bears interest at 10% per
             annum compounded annually and with no specific terms of repayment                  $  165,516      $  155,629

         Loan payable to an officer, unsecured, non-interest bearing and with no
             specific terms of repayment                                                           191,519         193,689

         Loan payable to unrelated party, unsecured, non-interest bearing and with no
             specific terms of repayment                                                            65,407          63,812
                                                                                                ----------      ----------

                                                                                                $  422,442      $  413,130
         ===================================================================================================================



7.       ADVANCES PAYABLE

         Due to a Canadian public company with a former common officer, non-interest bearing and with no specific terms of repayment.

8.       LONG-TERM DEBT


         ===================================================================================================================

                                                                                                  June 30,    September 30,
                                                                                                      2002             2001
         -------------------------------------------------------------------------------------------------------------------
         Note payable to an officer and an unrelated party with no specific terms of
             repayment and bearing interest at 8% per annum                                     $   40,482      $   36,989
         ===================================================================================================================



9.       CAPITAL STOCK

         STOCK OPTIONS

         There are no stock options outstanding at June 30, 2002.

         WARRANTS

         There are no share purchase warrants outstanding at June 30, 2002.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(formerly Whatsupmusic.com Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2002

================================================================================


9.       CAPITAL STOCK (cont'd...)

         SUBSCRIPTIONS RECEIVABLE

         During the period ended June 30, 2002, the Company issued 800,000 shares at $0.25 per share pursuant to exercise of share purchase warrants for subscriptions receivable of $200,000. Subsequent to the issuance of these shares, the Company determined that the subscriptions receivable were uncollectible and therefore the Company intends to cancel the 800,000 shares.

10.      COMMITMENT

         The Company entered into an agreement dated February 3, 2002, with Digital Accelerator Corporation ("Daccel"), a Canadian company, to acquire up to 7,600,000 shares of Daccel at $1.00 U.S. per share. During the three month period ended June 30, 2002, the agreement was terminated.

11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS



         ===================================================================================================================

                                                                                           2002       ` 2001
         -------------------------------------------------------------------------------------------------------------------
         Cash                                                                           $   --       $  5,010
         Cash held in trust                                                                1,547          --
                                                                                        --------     --------

         Cash and cash equivalents                                                      $  1,547     $  5,010
         ===================================================================================================================


         The significant non-cash transactions during the nine month period ended June 30, 2002 were as follows:

         a) The Company issued 800,000 shares on the exercise of warrants for subscription receivables of $200,000 (Note 9).

         b) The Company issued 1,000,000 shares for consulting services to be rendered of $120,000 (Note 4).

         There were no significant non-cash transactions during the nine month period ended June 30, 2001.