Form 10KSB
period 2002-09-30
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2003-01-31
CIK 1082121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For  the  fiscal  year  ended  September  30,  2002

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934


        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-26493
                       ---------

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                      -------------------------------------
             (Exact name of Registrant as specified in its charter)


          NEVADA                            88-0390251
----------------                            ----------
(State  or  other  jurisdiction  of         (I.R.S.  Employer
incorporation  or  organization)            Identification  Number)

723  Casino  Blvd.,  2nd  Floor
Las  Vegas,  Nevada                         89101-6716
-------------------                         ----------
(Address  of  principal executive offices)  (Zip Code)

Registrant's  telephone  number,
 including  area  code:                     (877)  711-3535
                                            ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  none

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:
50,000,000  common  shares  par  value  $0.001  per  share

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [ X ] Yes [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.                           [  ]

Revenues  for  the  fiscal  year  ending  September  30,  2002  were  $70,100.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of January 30, 2003 is $ 75,000.

The number of shares of the issuer's Common Stock outstanding as of September 30, 2002 is 10,295,300.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                   PART  I

Item  1.  Description  of  Business

OVERVIEW
--------

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

Through our new web site www.IceDigitalMedia.com we provided a leading vehicle for promoting music services, purchasing web design, CD replication for music, e-business cards and internet related corporate services. Our business gave artists and record companies the ability to manufacture, advertise and sell their recorded music with copy protection and copyright management. In or about March, 2002, we ceased operations and have since that time have been looking for new business opportunities.

Selection  of  a  Business

     The Company anticipates that business for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

     Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities
(including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

     The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in may instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

     In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

     The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective business, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

     The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

     The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective business, the time required to prepare appropriate documents and agreements provided for the Company's participation, and other circumstances.

Item  2.  Description  of  Property

At  the  present  time  the  company  does  not  own or lease any real property.

Item  3.  Legal  Proceedings

The  Company  is  not  a  party  to  any  legal  proceedings.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There were no matters submitted to a vote of the shareholders during the fiscal year ended September 30, 2002.

                                     Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholders Matters

Market  Information

The common shares of the Company are listed on the OTC Bulletin Board under the symbol NMDV. On January 12, 2001, OTCBB was $0.415. The last reported quote for our stock on January 10, 2002 was $0.125. The last reported quote for our stock on January 30, 2003 was $0.012.

At September 30, 2002, to the best knowledge of the Company there were approximately 33 record holders of the Company's common stock.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (1) we would not be able to pay our debts as they become due in the usual course of business; or

     (2)  our  total assets would be less that the sum of our total liabilities.


Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operations:
---------------------

At September 30, 2002, we had only diminimous cash. The Company will have to rely on loans from its officers and directors to sustain its corporate existence and maintain its filing requirements with the SEC. The plans for the company for the next twelve months is to acquire a product or business for development and to commence business operations again.

Forward-Looking  Statements:
----------------------------
Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item  7.  Financial  Statements


                        Index to the Financial Statements

                    As of September 30, 2002 and 2001 and for
        For Each of the Two Years in the Period Ended September 30, 2002



Report  of  Independent  Auditors                      F-1

Balance  Sheets,  September  30,  2002  and  2001      F-2

Consolidated  Statements  of  Operations               F-3

Consolidated  Statements  of  Shareholders'  Equity    F-4

Consolidated  Statement  of  Cash  Flows               F-5

Notes  to  the  Financial  Statements                  F-6

                      NEW MILLENNIUM DEVELOPMENT GROUP INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in US Dollars)


                               SEPTEMBER 30, 2002

CHARTERED
ACCOUNTANTS
MacKay LLP                                       mackay.ca

                                                 1000  -  1190  Hornby  Street
                                                 Vancouver,  BC   V6Z  2W2
                                                 Tel:  604-687-4511
                                                 Fax:  604-687-5617
                                                 Toll  Free:  1-800-351-0426
                                                 www.MacKayLLP.ca




Auditors'  Report

To  the  Shareholders  of
New  Millennium  Development  Group  Inc.
(formerly  Whatsupmusic.com  Inc.)


We have audited the consolidated balance sheets of New Millennium Development Group Inc. (a development stage company) as at September 30, 2002 and 2001 and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

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




                                                          /s/ MacKay  LLP

Vancouver,  Canada.                                       Chartered  Accountants
January  13,  2003
                                      F-1

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
CONSOLIDATED  BALANCE  SHEET
(Expressed  in  US  Dollars)
AS  AT  SEPTEMBER  30
================================================================================


================================================================================

                                                  2002                2001
--------------------------------------------------------------------------------
ASSETS

Current assets
 Cash                                      $                7   $         -
 Amounts due from taxing authorities                   10,744         6,326


 Deposits and prepaid expenses (Note 4)                42,750           224
                                           -------------------  ------------

 Total current assets                                  53,501         6,550

Capital assets (Note 5)                                87,095       144,740
                                           -------------------  ------------

Total assets                               $          140,596   $   151,290
=============================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
 Cheques issued in excess of cash          $                -   $     7,407
 Accounts payable and
  accrued liabilities                                 193,267       114,119
 Loans payable (Note 6)                               419,209       413,130
 Advances payable (Note 7)                             91,348        91,852
                                           -------------------  ------------

 Total current liabilities                            703,824       626,508

Long-term debt (Note 8)                                39,306        36,989
                                           -------------------  ------------

 Total liabilities                                    743,130       663,497
                                           -------------------  ------------

Commitments (Note 11)

Stockholders' deficiency
 Capital stock (Note 9)
   Authorized
     50,000,000 common shares
     with a par value of $0.001
   Issued
     10,295,300 common shares
     (2001 - 9,295,300)                                10,295         9,295
 Additional paid in
  capital (Note 9)                                    921,005       802,005
 Deficit accumulated during

  the development stage
                                                   (1,533,834)   (1,323,507)
                                           -------------------  ------------

 Total stockholders' deficiency                      (602,534)     (512,207)
                                           -------------------  ------------

Total liabilities and
 stockholders' deficiency                  $          140,596   $   151,290
============================================================================




Incorporation  and  nature  of  operations  (Note  1)








    The accompanying notes are an integral part of these consolidated financial statements.

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Expressed  in  US  Dollars)
================================================================================



                              Cumulative
                            Amounts from
                            Inception on
                             February 19,
                                 1997 to     Year Ended     Year Ended
                            September 30,  September 30, September 30,
                                    2002          2002          2001
--------------------------------------------------------------------------------
REVENUE
 Sales                        $  132,840  $    70,100  $   62,740
 Cost of sales                    56,785       32,169      24,616
                             ------------  -----------  ----------
                                  76,055       37,931      38,124

GENERAL AND ADMINISTRATIVE EXPENSES

 Accounting and audit            121,451       54,417      40,453
 Advertising and promotion        54,139        2,826       2,445
 Amortization                    232,928       42,645     124,158
 Bank charges and interest        48,053       16,496      17,346
 Consulting                      301,814      115,536      80,209
 Foreign exchange
  loss (gain)                     (6,242)        (245)     (6,835)
 Filing fees                      22,761        3,381       3,698
 Legal                            58,854        1,043      53,813
 Licences                         57,700            -       6,000
 Marketing                        14,220            -       6,810
 Office and miscellaneous         84,014        4,635      32,046
 Rent                             49,007        4,721      26,972
 Salaries and benefits           223,117        2,803     104,222
 Travel                          106,237            -       5,558
                             ------------  -----------  ----------
                              (1,368,053)    (248,258)   (496,895)
                             ------------  -----------  ----------

Loss before other items       (1,291,998)    (210,327)   (458,771)

OTHER ITEMS
 Write-off of advances
  and loan receivable            (45,906)           -     (45,906)
 Loss on termination
  of lease                        (6,293)           -      (6,293)
                             ------------  -----------  ----------
                                 (52,199)           -     (52,199)
                             ------------  -----------  ----------

Loss from continuing
 operations                   (1,344,197)    (210,327)   (510,970)

DISCONTINUED OPERATIONS
 Gross margin                     (1,718)           -           -
 Write-off of capitalized
web-site design                  (24,699)           -     (24,699)
 Impairment of goodwill         (163,220)           -    (163,220)
                             ------------  -----------  ----------
                                (189,637)           -    (187,919)
                             ------------  -----------  ----------

Loss for the period          $(1,533,834)  $ (210,327)  $(698,889)
==================================================================

Basic and diluted
loss per share                             $    (0.02)  $   (0.08)
==================================================================

Weighted average number
 of shares outstanding                     10,379,136   9,295,300
==================================================================








    The accompanying notes are an integral part of these consolidated financial statements.

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
(Expressed  in  US  Dollars)
================================================================================





                                                                                    Deficit
                                                                                    Accumulated
                                                         Additional                 During the
                                   Common                Paid-in     Subscriptions  Development
                                   Shares     Amount     Capital     Receivable     Stage        Total
------------------------------------------------------------------------------------------------------
Balance, February 19, 1997
 and   September 30, 1998               -   $     -   $       -   $       -   $         -   $       -

March, 1999 stock
  issued for
  services                         20,000        20       1,980           -             -       2,000
March, 1999 changed
  par value
  from no par
  value to $0.001                       -         -           -           -             -           -
April, 1999 shares
  issued for
  cash                             73,000        73       7,227           -             -       7,300
April, 1999 forward
  stock split 32:1              2,976,000     2,976      (2,976)          -             -           -
Net loss for
  the year                              -         -           -           -        (7,667)     (7,667)
                               -----------  --------  ----------  ----------  ------------  ----------

Balance,
  September 30, 1999            3,069,000     3,069       6,231           -        (7,667)      1,633

February, 2000 forward
  stock split 1.7:1             2,148,300     2,148      (2,148)          -             -           -
March, 2000 stock
  cancelled                    (1,122,000)   (1,122)      1,122           -             -           -
April, 2000 stock
  issued for
  acquisition of
  subsidiary                    2,000,000     2,000           -           -             -       2,000
May, 2000 stock
  issued pursuant
  to a private placement        3,200,000     3,200     796,800           -             -     800,000


Net loss for
  the year                              -         -           -           -      (616,951)   (616,951)
                               -----------  --------  ----------  ----------  ------------  ----------

Balance
  September 30, 2000            9,295,300     9,295     802,005           -      (624,618)    186,682

Net loss for
  the year                              -         -           -           -      (698,889)   (698,889)
                               -----------  --------  ----------  ----------  ------------  ----------

Balance
  September 30, 2001            9,295,300     9,295     802,005           -    (1,323,507)   (512,207)

March, 2002 stock
  issued for services           1,000,000     1,000     119,000           -             -     120,000
March, 2002 stock
  issued on exercise
  of warrants                     800,000       800     199,200    (200,000)            -           -
September, 2002 cancellation
  of stock issued on exercise
  of warrants                    (800,000)     (800)   (199,200)    200,000             -           -
Net loss for the year                   -         -           -           -      (210,327)   (210,327)
                               -----------  --------  ----------  ----------  ------------  ----------

Balance,
  September 30, 2002           10,295,300   $10,295   $ 921,005   $       -   $(1,533,834)  $(602,534)
======================================================================================================










    The accompanying notes are an integral part of these consolidated financial statements.

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
 (A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Expressed  in  US  Dollars)
================================================================================



                              Cumulative
                            Amounts from
                            Inception on
                             February 19,
                                 1997 to     Year Ended     Year Ended
                            September 30,  September 30, September 30,
                                    2002          2002          2001
--------------------------------------------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Loss for the period           $(1,533,834)  $(210,327)  $(698,889)
 Items not affecting
 cash:
   Amortization                    230,516      42,645     124,158
   Issue of stock
   for services                     79,250      77,250           -
   Write-off of advances            45,906           -      45,906
   Loss on termination
   of lease                          6,293           -       6,293
   Write-off of capitalized
   website design                   24,699           -      24,699
   Impairment of goodwill          163,220           -     163,220
   Accrued interest                 31,544      15,740      15,804

 Changes in non-cash working
 capital items:
   Amounts due from
   taxing authorities               (2,183)     (4,418)     20,558
   Deposits and prepaid
   expenses                         13,841         224      49,113
   Accounts payable and
   accrued liabilities             137,782      94,147      43,099
                               ------------  ----------  ----------

 Cash flows provided
 by (used in) operating
 activities                       (802,966)     15,261    (206,039)
                               ------------  ----------  ----------

CASH FLOWS FROM
INVESTING ACTIVITIES
 Cash received on
 acquisition of subsidiary           5,984           -           -
 Acquisition of capital
 assets, net                      (173,405)          -      16,798
                               ------------  ----------  ----------

 Cash flows provided
 by (used in)
 investing activities             (167,421)          -      16,798
                               ------------  ----------  ----------

CASH FLOWS FROM
FINANCING ACTIVITIES
 Issue of capital stock            807,300           -           -
 Lease inducement                   21,707           -           -
 Advances to third party           (25,000)          -     (25,000)
 Advances from related
 parties                           177,589      (6,584)     99,393
 Cheques issued in
 excess of funds on deposit              -      (7,407)      7,407
                               ------------  ----------  ----------

 Cash flows provided
 by (used in) financing
 activities                        981,596     (13,991)     81,800
                               ------------  ----------  ----------

Effect of foreign
exchange on cash
flow items                         (11,202)     (1,263)     (9,939)
                               ------------  ----------  ----------

Change in cash and
cash equivalents for
the period                               7           7    (117,380)

Cash and cash
equivalents, beginning
of period                                -           -     117,380
                               ------------  ----------  ----------

Cash and cash
equivalents, end
of period                      $         7   $       7   $       -
===================================================================



Supplemental  disclosure  with  respect  to  cash  flows  (Note  12)






    The accompanying notes are an integral part of these consolidated financial statements.

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  US  Dollars)
SEPTEMBER  30,  2002
================================================================================


1.     INCORPORATION  AND  NATURE  OF  OPERATIONS

     The Company was incorporated on February 19, 1997 under the laws of the State of Nevada, USA as Core Systems, Inc. and changed its name to Angelaudio.com Inc. on April 15, 2000. On November 17, 2000, the Company changed its name to Whatsupmusic.com Inc. On August 14, 2001, the Company changed its name to New Millennium Development Group Inc. The Company is considered to be a development stage company as it has not generated significant revenues from its operations.

     On April 15, 2000, the Company acquired all the issued and outstanding shares of Angelaudio.com Inc., a private company incorporated under the laws of the State of Nevada, USA in return for the issuance of 2,000,000 common shares out of the treasury of the Company, having a par value of $2,000. Angelaudio.com Inc. subsequently changed its name to Angelaudio Systems Inc. ("ASI"). The acquisition was accounted for using the purchase method with the results of operations of ASI included in the consolidated financial statements from the date of acquisition.

     These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

Current  assets                                                    $  28,386
Capital  assets                                                      144,699
Goodwill                                                             228,428
Current  liabilities  and  loan  payable                            (364,308)
Long-term  debt                                                      (35,205)
                                                                    ---------
Total  consideration  funded  by  issuance  of  2,000,000  shares   $  2,000
                                                                    ========

     During the year ended September 30, 2001 the Company abandoned its planned operation of an internet-based music retail business. The revenue and gross margin related to this business was reclassified as results from discontinued operations in the consolidated statement of operations. In addition, related goodwill and capitalized website development costs were written off in the consolidated statement of operations.

     The Company is now pursuing a viable business in the CD replication sector as well as other internet-based technologies.

2.     GOING  CONCERN

     These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     The operations of the Company have primarily been funded by the issuance of capital stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

================================================================================


                                                       2002              2001
--------------------------------------------------------------------------------

Deficit accumulated during the development stage  $ (1,533,834)    $ (1,323,507)
Working  capital  (deficiency)                        (650,323)        (619,958)
================================================================================

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  US  Dollars)
SEPTEMBER  30,  2002
================================================================================


3.     SIGNIFICANT  ACCOUNTING  POLICIES

     These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

     Principles  of  consolidation

     These consolidated financial statements include the accounts of the Company and ASI. All significant inter-company balances and transactions have been eliminated upon consolidation.

     Use  of  estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

     Foreign  currency  translation

     The United States dollar is considered to be the functional currency of the Company and ASI. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the consolidated statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the consolidated statements of operations.

     Cash  and  cash  equivalents

     The Company considers cash held at banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. At September 30, 2002 and September 30, 2001, cash and cash equivalents consisted of funds held in trust.

     Capital  assets

     Capital assets are recorded at cost and are amortized at the following annual rates:

Computer  hardware                            30%  declining  balance
==================                            =======================
Computer  software                            50%  declining  balance
Office  furniture  and  equipment             20%  declining  balance
Website  design                               30%  declining  balance
Leasehold  improvements                       3  year  straight  line

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

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  US  Dollars)
SEPTEMBER  30,  2002
================================================================================


3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

     Leasehold  inducements

     The benefits arising from lease inducements are taken into income over the term of the lease on a straight-line basis.

     Revenue  recognition

     Revenue realized from CD replication is recognized at the time an order has been placed, fees have been determined, services have been performed, and collection is considered probable.

     The Company was in the business of selling music over the internet through their website www.whatsupmusic.com. Revenue was recognized at the time an order
              --------------------
was placed, music was downloaded, there were no uncertainties regarding product acceptance, there were no significant vendor obligations, fees were fixed and determinable and collection was considered probable. As this business was abandoned, the corresponding revenue and gross margin have been reclassified as results from discontinued operations in the consolidated statement of operations.

     Income  taxes

     A deferred tax asset or liability is recorded for all temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Loss  per  share

     Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from basic loss per share as the exercise of any warrants and options would be anti-dilutive.

     Stock-based  compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.



     The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  US  Dollars)
SEPTEMBER  30,  2002
================================================================================


3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

     Recent  accounting  pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

     In July 2001, FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

     In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

     In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally SFAS 145 is effective for transactions occurring after May 15, 2002.

     In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October, 2002, FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). The provisions of SFAS 147 relate to acquisitions of financial institutions and are effective for acquisitions occurring on or after October 1, 2002 except for certain provisions which are effective on October 1, 2002.

     The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  US  Dollars)
SEPTEMBER  30,  2002
================================================================================


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

5.     CAPITAL  ASSETS






=============================================================================


                              2002                             2001
                    --------------------------------------------------------
                                          Net                         Net
                       Accumulated        Book           Accumulated  Book
                       Cost  Amortization Value   Cost  Amortization  Value
                    --------------------------------------------------------
Computer hardware  $185,600  $109,373  $76,227  $215,600  $85,274  $130,326

Computer software     5,746     4,639    1,107     5,746    3,532     2,214

Office furniture
 and equipment       16,789     7,028    9,761    16,789    4,589    12,200
                   --------  --------  -------  --------  -------  --------
                   $208,135  $121,040  $87,095  $238,135  $93,395  $144,740



6.     LOANS  PAYABLE

================================================================================

                                                         2002          2001
--------------------------------------------------------------------------------
Promissory  note  payable  to  an  officer,
unsecured, bears interest at 10% per
annum  compounded  annually  and  with  no
specific  terms  of repayment.                         $168,848     $  155,629


Loan payable to an officer, unsecured,
non-interest bearing and with no specific
terms  of  repayment                                    186,762        193,689

Loan  payable  to  an  unrelated party,
unsecured, non-interest bearing and with
no  specific  terms  of  repayment                       63,599         63,812
                                                        -------        -------

                                                     $  419,209     $  413,130
==============================================================================
7.     ADVANCES  PAYABLE

     Due to a Canadian public company with a former common officer, non-interest bearing and with no specific terms of repayment.

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  US  Dollars)
SEPTEMBER  30,  2002
================================================================================


8.     LONG-TERM  DEBT

================================================================================

                                                              2002         2001
--------------------------------------------------------------------------------

Note  payable  to  an  officer  and an
unrelated party with no specific terms of
repayment  and  bearing  interest
at  8%  per annum                                        $  39,306     $  36,989
================================================================================

9.     CAPITAL  STOCK

     Common  shares

     The issued and outstanding common shares entitle holders to vote and to receive dividends when declared. In the event of the Company's liquidation, dissolution or winding up, shareholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

     Additional  paid-in  capital

     The excess of proceeds received for shares of common stock over their par value of $0.001 per share is credited to additional paid-in capital.

     Subscriptions  receivable

     During the year ended September 30, 2002, the Company issued 800,000 shares at $0.25 per share pursuant to the exercise of share purchase warrants for subscriptions receivable of $200,000. Subsequent to the issuance of these shares, the Company determined that the subscriptions receivable were uncollectible and therefore the Company cancelled the 800,000 shares.

     Stock  options

The following is a summary of the stock option activity during the year ended September 30, 2002:

--------------------------------------------------------------------------------

                                                                     Weighted
                                                                     Average
                                                          Number     Exercise
                                                          of Shares  Price
--------------------------------------------------------------------------------
Outstanding  at  September  30,  2001                     2,000,000  $  1.00

 Granted                                                          -        -
 Exercised                                                        -        -
 Cancelled                                               (2,000,000)    1.00
 Expired  unexercised                                             -        -
                                                         -----------

Outstanding  at  September  30,  2002                             -   $    -
================================================================================

Weighted  average  fair value of
 options granted during the year                                      $    -

================================================================================

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  US  Dollars)
SEPTEMBER  30,  2002
================================================================================


9.     CAPITAL  STOCK  (cont'd  )

     Warrants

The following is a summary of the warrant activity during the year ended September 30, 2002:

================================================================================

                                                                     Weighted
                                                                     Average
                                                        Number       Exercise
                                                        of Shares    Price
--------------------------------------------------------------------------------
Outstanding  at  September  30,  2001                   3,200,000   $  1.00

 Granted                                                        -         -
 Exercised                                               (800,000)     1.00
 Cancelled                                                      -         -
 Expired  unexercised                                  (2,400,000)     1.00
                                                       ------------

Outstanding  at  September  30,  2002                           -   $     -
================================================================================


10.     RELATED  PARTY  TRANSACTIONS

          During the year ended September 30, 2002, the Company accrued $34,240 (2001 - $Nil) for consulting services to a director of the Company who is not an employee of the Company and is not paid a salary by the Company.

     These transactions are in the normal course of operations and are measured at the exchange amount which is the amount established and agreed to by the related parties.



11.     COMMITMENT

     The Company entered into an agreement dated February 3, 2002, with Digital Accelerator Corporation ("Daccel"), a Canadian company, to acquire up to 7,600,000 shares of Daccel at $1.00 U.S. per share. During the year ended
September  30,  2002,  the  agreement  was  terminated.

NEW  MILLENNIUM  DEVELOPMENT  GROUP  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  US  Dollars)
SEPTEMBER  30,  2002
================================================================================


12.     SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT  TO  CASH  FLOWS


                                                                2002     2001
                                                                ====     ====

Cash                                                            $  -     $  -
Cash  held  in  trust                                              7        -
                                                                ----     ----
Cash  and  cash  equivalents                                    $  7     $  -
=============================================================================

Cash  paid  during  the  period  for  interest                  $  -     $  -
=============================================================================

Cash  paid  during  the  period  for  income  tax               $  -     $  -
=============================================================================

     The significant non-cash transactions during the year ended September 30, 2002 were as follows:

a) The Company issued 800,000 shares on the exercise of warrants for subscription receivables of $200,000 which were subsequently cancelled prior to September 30, 2002 (Note 9).

b) The Company issued 1,000,000 shares for consulting services to be rendered of $120,000 (Note 4).

c) The Company paid for duplication services from an third party, with a value of $15,000 by transferring computer hardware with a net book value of $15,000 to the third party.

     There were no significant non-cash transactions during the year ended September 30, 2001.

13.     FINANCIAL  INSTRUMENTS

The Company's financial instruments consist of amounts due from taxing authorities, checks issued in excess of cash, accounts payable and accrued liabilities, loans payable, advances payable and long-term debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of funds held in trust, amounts due from taxing authorities, checks issued in excess of cash and accounts payable and accrued liabilities approximate their carrying values while the fair value of loans payable, advances payable and long-term debt are not determinable as these instruments have no fixed terms of repayment.

14.     COMPARTIVE  FIGURES

Certain prior year figures have been reclassified in order to conform to presentation adopted in the current year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.


                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

MANAGEMENT

A.  Directors  and  Management


Name                         Age               Position
Riz  Alikhan                 37     Chief Executive Officer, Director
Ian  Stuart                  40     President, Director


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

Section  16(A)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal  year:

                                  Number     Transactions   Known  Failures
                                  Of  late   Not Timely     To  File  a
Name                              Reports    Reported       Required  Form
----------------------------------------------------------------------------
Riz  Alikhan                         0          0               1
Ian  Stuart                          0          0               1

Item  10.  Executive  Compensation

There was no compensation paid to any officer or director during the fiscal year ended September 30, 2002.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table presents information with respect to beneficial ownership of our common stock as of January 31, 2003:

     * Each person or entity who beneficially owns more than 5% of the common stock;
     *    Each  of  our  directors;
     *    Each  of  our  executive  officers;  and
     *    All  executive  officers  and  directors  as  a  group.

Unless otherwise indicated, the address for each person or entity named below is c/o New Millennium Development Group, #124 - 2323 Boundary Road, Vancouver, BC V5M 4V8. The following table sets forth information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers.

The table includes all shares of common stock issuable within 60 days of January 31, 2003 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The applicable percentage of ownership is based on 10,295,300 shares of common stock outstanding on a fully diluted basis as of January 31, 2003.



                  Shares  Beneficially  Owned



Name  of  Beneficial  Owner     Number                  Percent
---------------------------------------------------------------

Ray  Alikhan  (1)          800,000                    5.5
Riz  Alikhan                     0                      0
Brunswick  Ltd.  (2)     1,122,400                    7.7
Coradene  Ltd.  (3)      1,250,000                    8.6
Lori  Ltd.  (4)            800,000                    5.5
Safecrest (PAK) Ltd. (5)   800,000                    5.5
Ian  Stuart                      0                      0

Wireless Consulting Inc. (6)     800,000                    5.5


(1) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 31, 2003.

(2) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable outstanding on a fully diluted basis includes 3,200,000 shares of common stock issuable upon the exercise of certain outstanding warrants and 2,000,000 shares of common stock issuable upon the exercise of certain options. Claire and Peter Batiste are the principal partners of Brunswick Ltd.

(3) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 31, 2003 and 450,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of January 31, 2003.

(4) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 31, 2003. Russel Michel is the principal partner of Lori Ltd.

(5) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 31, 2003. Sara Musharif and Akbar Alikhan are the principal partners of Safecrest (PAK) Ltd.

(6) Includes 400,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of January 31, 2003. Kevin Gunther is the principal  partner  of  Wireless  Consulting  Inc.


Item  12.  Certain Relationships and Related Transactions

There have been no transactions by the Company within the last two years where a director, officer or shareholder of the Company, had a direct or indirect interest where such transaction was in excess of $60,000.

                                     PART IV

Item  13.  Exhibits and Reports on Form 8-K

(a)  Reports  on  Form  8-K

There were no reports on Form 8-K filed during the three month period ended September 30, 2002.

(b)  Exhibits

None

Item  14.  Controls and Procedures.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   New Millennium Development Group Inc.
                                   a Nevada Corporation

                                   By: /s/ Riz Alikhan
                                       ----------------------------------------
                                       Riz Alikhan
                                       Principal Executive Officer
                                       Date:  January 30, 2003

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Riz Alikhan
-----------------------------
Riz Alikhan                            Date:  January 30, 2003
Principal Executive Officer,
and Director


/s/ Ian Stuart
-----------------------------
Ian Stuart                             Date:  January 30, 2003
Principal Financial Officer
Principal Accounting Officer
Director

                                 CERTIFICATIONS

I,  Riz  Alikhan,  certify  that;

(1) I have reviewed this annual report on Form10-KSB of New Millennium Development Group Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      /s/ Riz Alikhan
Date:  January 30, 2003               _______________________________
                                      Riz Alikhan
                                      Principal Executive Officer

                                 CERTIFICATIONS

I,  Ian  Stuart,  certify  that;

(1) I have reviewed this annual report on Form10-KSB of New Millennium Development Group Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Ian Stuart
Date:   January 30, 2003               _______________________________
                                       Ian Stuart
                                       Principal Financial Officer