Form 10QSB
period 2002-12-31
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2003-03-13
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to file such filing requirements for the past thirty days. Yes [ ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in US Dollars)

==============================================================================================

                                                                 December 31,    September 30,
                                                                        2002             2002
---------------------------------------------------------------------------------------------
                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
    Cash                                                         $         7      $         7
    Amounts due from taxing authorities                               10,744           10,744
    Deposits and prepaid expenses (Note 3)                            12,750           42,750
                                                                 -----------      -----------

    Total current assets                                              23,501           53,501

CAPITAL ASSETS (Note 4)                                               80,751           87,095
                                                                 -----------      -----------
TOTAL ASSETS                                                     $   104,252      $   140,596
=============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                     $   206,676      $   193,267
    Loans payable (Note 5)                                           423,430          419,209
    Advances payable (Note 6)                                         90,908           91,348
                                                                 -----------      -----------
    Total current liabilities                                        721,014          703,824

LONG-TERM DEBT (Note 7)                                               40,095           39,306
                                                                 -----------      -----------
    Total liabilities                                                761,109          743,130
                                                                 -----------      -----------
STOCKHOLDERS' DEFICIENCY
    Capital stock (Note 8)
       Authorized
         50,000,000 common shares with a par value of $0.001
       Issued
         10,295,300 common shares (2001 - 9,295,300)                  10,295           10,295
    Additional paid in capital (Note 8)                              921,005          921,005
    Deficit accumulated during the development stage              (1,588,157)      (1,533,834)
                                                                 -----------      -----------
    Total stockholders' deficiency                                  (656,857)        (602,534)
                                                                 -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $   104,252      $   140,596
=============================================================================================


INCORPORATION AND NATURE OF OPERATIONS (Note 1)


The accompanying notes are an integral part of these consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)

=====================================================================================================
                                                     Cumulative
                                                   Amounts From
                                                   Inception on
                                                    February 19,      Three Months       Three Months
                                                        1997 to              Ended              Ended
                                                    December 31,       December 31,       December 31,
                                                           2002               2002               2001
                                                   ------------       ------------       ------------
REVENUE
    Sales                                          $    132,840       $         --       $     34,836
    Cost of sales                                        56,785                 --              7,523
                                                   ------------       ------------       ------------
                                                         76,055                 --             27,313
                                                   ------------       ------------       ------------
GENERAL AND ADMINISTRATIVE EXPENSES
    Accounting and audit                                125,566              4,115              6,906
    Advertising and promotion                            54,139                 --                612
    Amortization                                        239,272              6,344             10,662
    Bank charges and interest                            53,063              5,010              4,270
    Consulting                                          339,943             38,129             13,304
    Foreign exchange loss (gain)                         (5,517)               725             (1,521)
    Filing fees                                          22,761                 --                 --
    Legal                                                58,854                 --                 --
    Licences                                             57,700                 --                 --
    Marketing                                            14,220                 --                 --
    Office and miscellaneous                             84,014                 --              3,164
    Rent                                                 49,007                 --              2,373
    Salaries and benefits                               223,117                 --              2,802
    Travel                                              106,237                 --                 --
                                                   ------------       ------------       ------------
                                                      1,422,376             54,323             42,572
                                                   ------------       ------------       ------------
LOSS BEFORE OTHER ITEMS                              (1,346,321)           (54,323)           (15,259)
                                                   ------------       ------------       ------------

OTHER ITEMS
    Write-off of advances and loan receivable           (45,906)                --                 --
    Loss on termination of lease                         (6,293)                --                 --
                                                   ------------       ------------       ------------
                                                        (52,199)                --                 --
                                                   ------------       ------------       ------------
LOSS FROM CONTINUING OPERATIONS                      (1,398,520)           (54,323)           (15,259)
                                                   ------------       ------------       ------------
DISCONTINUED OPERATIONS
    Gross margin                                         (1,718)                --                 --
    Write-off of capitalized web-site design            (24,699)                --                 --
    Impairment of goodwill                             (163,220)                --                 --
                                                   ------------       ------------       ------------
                                                       (189,637)                --                 --
                                                   ------------       ------------       ------------
LOSS FOR THE PERIOD                                $ (1,588,157)      $    (54,323)      $    (15,259)
=====================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                             (0.01)             (0.01)
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           10,295,300          9,295,300
=====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in US Dollars)
(Unaudited)

====================================================================================================================================
                                                                                                        Deficit
                                                                                                      Accumulated
                                                                      Additional                       During the
                                       Common                           Paid-in      Subscriptions     Development
                                       Shares          Amount           Capital        Receivable         Stage             Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 19, 1997
  AND  SEPTEMBER 30, 1998                  --     $         --     $         --     $         --     $         --     $         --

March, 1999 stock issued for
  services                             20,000               20            1,980               --               --            2,000
March, 1999 changed par value
  from no par value to $0.001              --               --               --               --               --               --
April, 1999 shares issued for
  cash                                 73,000               73            7,227               --               --            7,300
April, 1999 forward stock split
  32:1                              2,976,000            2,976           (2,976)              --               --               --
Net loss for the year                      --               --               --               --           (7,667)          (7,667)
                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, SEPTEMBER 30, 1999         3,069,000            3,069            6,231               --           (7,667)           1,633

February, 2000 forward stock
  split 1.7:1                       2,148,300            2,148           (2,148)              --               --               --
March, 2000 stock cancelled        (1,122,000)          (1,122)           1,122               --               --               --
April, 2000 stock issued for
  acquisition of subsidiary         2,000,000            2,000               --               --               --            2,000
May, 2000 stock issued pursuant
  to a private placement            3,200,000            3,200          796,800               --               --          800,000
Net loss for the year                      --               --               --               --         (616,951)        (616,951)
                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE SEPTEMBER 30, 2000          9,295,300            9,295          802,005               --         (624,618)         186,682

Net loss for the year                      --               --               --               --         (698,889)        (698,889)
                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE SEPTEMBER 30, 2001          9,295,300            9,295          802,005               --       (1,323,507)        (512,207)

March, 2002 stock issued for
  services                          1,000,000            1,000          119,000               --               --          120,000
March, 2002 stock issued on
  exercise of warrants                800,000              800          199,200         (200,000)              --               --
September, 2002 cancellation
  of stock issued on exercise
  of warrants                        (800,000)            (800)        (199,200)         200,000               --               --
Net loss for the year                      --               --               --               --         (210,327)        (210,327)
                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, SEPTEMBER 30, 2002        10,295,300           10,295          921,005               --       (1,533,834)        (602,534)
                                 ------------     ------------     ------------     ------------     ------------     ------------

Net loss for the period                    --               --               --               --          (54,323)         (54,323)
                                 ------------     ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2002       $ 10,295,300     $     10,295     $    921,005     $         --     $ (1,588,157)    $   (656,857)
==================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)

========================================================================================================
                                                              Cumulative
                                                            Amounts From
                                                            Inception on
                                                             February 19,   Three Months    Three Months
                                                                 1997 to           Ended           Ended
                                                             December 31,    December 31,    December 31,
                                                                    2002            2002            2001
                                                             -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                      $(1,588,157)    $   (54,323)    $   (15,259)
    Items not affecting cash:
       Amortization                                              236,860           6,344          10,662
       Issue of stock for services                               109,250          30,000              --
       Write-off of advances                                      45,906              --              --
       Loss on termination of lease                                6,293              --              --
       Write-off of capitalized website design                    24,699              --              --
       Impairment of goodwill                                    163,220              --              --
       Accrued interest                                           36,554           5,010           3,964

    Changes in non-cash working capital items:
       Amounts due from taxing authorities                        (2,183)             --           1,231
       Deposits and prepaid expenses                              13,841              --             (90)
       Accounts payable and accrued liabilities                  151,191          13,409          12,194
                                                             -----------     -----------     -----------

    Cash flows provided by (used in) operating activities       (802,526)            440          12,702
                                                             -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash received on acquisition of subsidiary                     5,984              --              --
    Acquisition of capital assets, net                          (173,405)             --              --
                                                             -----------     -----------     -----------
    Cash flows provided by (used in) investing activities       (167,421)             --              --
                                                             -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issue of capital stock                                       807,300              --              --
    Lease inducement                                              21,707              --              --
    Advances to third party                                      (25,000)             --
    Advances from related parties                                177,589              --          (2,530)
    Cheques issued in excess of funds on deposit                      --              --          (4,640)
                                                             -----------     -----------     -----------
    Cash flows provided by (used in) financing activities        981,596              --          (7,170)
                                                             -----------     -----------     -----------
EFFECT OF FOREIGN EXCHANGE ON CASH FLOW ITEMS                    (11,642)           (440)         (2,221)
                                                             -----------     -----------     -----------
CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                     7              --           3,311

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        --               7              --
                                                             -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $         7     $         7     $     3,311
========================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
DECEMBER 31, 2002
(Unaudited)

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

         These consolidated financial statements reflect the purchase of net assets at April 15, 2000 as follows:

          Current assets                                             $   28,386
          Capital assets                                                144,699
          Goodwill                                                      228,428
          Current liabilities and loan payable                         (364,308)
          Long-term debt                                                (35,205)
                                                                     ----------
          Total consideration funded by issuance of 2,000,000 shares $    2,000
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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2002. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ended September 30, 2003.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
DECEMBER 31, 2002
(Unaudited)

================================================================================

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

======================================================================================================================

                                                                                     December 31,       September 30,
                                                                                             2002                2002
----------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development stage                                  $    (1,588,157) $       (1,533,834)
Working capital (deficiency)                                                             (697,513)           (650,323)
======================================================================================================================

3.       DEPOSITS AND PREPAID EXPENSES

         On February 1, 2002, the Company entered into separate one year consulting and advisory service agreements with three individuals, related to the directors and officers of the Company, in exchange for a total of 1,000,000 shares of the Company at an agreed price of $0.12 per share. The consulting fees totaling $120,000 were recorded by the Company as prepaid expenses and are being recognized in the consolidated statements of operations over the term of the agreements.


4.       CAPITAL ASSETS

==========================================================================================================

                                   December 31, 2002                          September 30, 2002
                        --------------------------------------       -------------------------------------
                                    Accumulated            Net                   Accumulated            Net
                            Cost   Amortization     Book Value           Cost   Amortization     Book Value
-----------------------------------------------------------------------------------------------------------
Computer hardware       $185,600       $115,090       $ 70,510       $185,600       $109,373       $ 76,227

Computer software          5,746          4,778            968          5,746          4,639          1,107

Office furniture
  and equipment           16,789          7,516          9,273         16,789          7,028          9,761
                        --------       --------       --------       --------       --------       --------

                        $208,135       $127,384       $ 80,751       $208,135       $121,040       $ 87,095
===========================================================================================================

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
DECEMBER 31, 2002
(Unaudited)

5.       LOANS PAYABLE

============================================================================================================
                                                                                   December 31, September 30,
                                                                                          2002          2002
------------------------------------------------------------------------------------------------------------
Promissory note payable to an officer, unsecured, bears interest at 10% per
    annum compounded annually and with no specific terms of repayment.              $  173,069     $ 168,848

Loan payable to an officer, unsecured, non-interest bearing and with no
    specific terms of repayment                                                        186,762       186,762

Loan payable to an unrelated party, unsecured, non-interest bearing and with
    no specific terms of repayment                                                      63,599        63,599
                                                                                    ----------     ---------
                                                                                    $  423,430     $ 419,209
============================================================================================================

6.       ADVANCES PAYABLE

         Due to a Canadian public company with a former common officer, non-interest bearing and with no specific terms of repayment.

7.       LONG-TERM DEBT

============================================================================================================
                                                                                   December 31, September 30,
                                                                                          2002          2002
------------------------------------------------------------------------------------------------------------
    Note payable to an officer and an unrelated party with no specific terms of
    repayment and bearing interest at 8% per annum                                   $  40,095     $  39,306
============================================================================================================

8.       CAPITAL STOCK

         COMMON SHARES

         The issued and outstanding common shares entitle holders to vote and to receive dividends when declared. In the event of the Company's liquidation, dissolution or winding up, shareholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
DECEMBER 31, 2002
(Unaudited)

================================================================================

8. CAPITAL STOCK (cont'd...)

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

         STOCK OPTIONS

         There were no stock options granted during the three-month period ended December 31, 2002 or outstanding as at December 31, 2002.

         WARRANTS

         There were no warrants granted during the three-month period ended December 31, 2002 or outstanding as at December 31, 2002.

9.       RELATED PARTY TRANSACTIONS

         During the three-month period ended December 31, 2002, the Company accrued $8,129 (2001 - $Nil) for consulting services to a director of the Company who is not an employee of the Company and is not paid a salary by the Company.

         These transactions are in the normal course of operations and are measured at the exchange amount which is the amount established and agreed to by the related parties.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
DECEMBER 31, 2002
(Unaudited)

================================================================================

10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

================================================================================

                                                   December 31,   September 30,
                                                          2002            2002
------------------------------------------------------------------------------
Cash                                                  $     --      $     --
Cash held in trust                                           7             7

Cash and cash equivalents                             $      7     $       7
============================================================================

Cash paid during the period for interest              $     --      $     --
============================================================================

Cash paid during the period for income tax            $     --      $     --
=============================================================================

         There were no significant non-cash transactions during the three-month periods ended December 31, 2002 and 2001.

11.      FINANCIAL INSTRUMENTS


         The Company's financial instruments consist of cash, amounts due from taxing authorities, accounts payable and accrued liabilities, loans payable, advances payable and long-term debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, amounts due from taxing authorities, and accounts payable and accrued liabilities approximate their carrying values while the fair value of loans payable, advances payable and long-term debt are not determinable as these instruments have no fixed terms of repayment.

12.      SEGMENTED INFORMATION


         The Company operates in one business segment, being the business of CD replication, in Canada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan  of  Operations:

At December 31, 2002, we had only diminimous cash. The Company will have to rely on loans from its officers and directors to sustain its corporate existence and maintain its filing requirements with the SEC. The plans for the company for the next twelve months is to acquire a product or business for development and to commence business operations again.

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


Item 3. Control and Procedures

(A) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in rule 13a - 14(c) of the securities exchange act of 1934, or the exchange act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the exchange act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

(B) Changes in internal controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our chief executive officer and our chief financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        The Company is not a party to any legal proceedings.

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the shareholders during the three months ended December 31, 2002.

Item 5. Other Information

        None

Item 6. Exhibits and Reports On Form 8-K

        (A) Exhibits

            None

        (B) Reports On Form 8-K

            None

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 13, 2003

                                           NEW MILLENNIUM DEVELOPMENT GROUP

                                           By: /s/ Riz Alikhan
                                               --------------------
                                           Riz Alikhan
                                           Chief Executive Officer

                                  CERTIFICATION

I, Riz Alikhan, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Millennium Development Group;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 13, 2003

/s/ Riz Alikhan
--------------------
Riz Alikhan
Chief Executive Officer and
Chief Financial Officer