Form 10QSB
period 2003-03-31
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2003-06-04
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
(Expressed in US Dollars)

======================================================================================================

                                                                           March 31,      September 30,
                                                                             2003              2002
------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                            $         7       $         7
    Amounts due from taxing authorities                                       11,787            10,744
    Deposits and prepaid expenses (Note 3)                                        --            42,750
                                                                         -----------       -----------

    Total current assets                                                      11,794            53,501


CAPITAL ASSETS (Note 4)                                                       74,406            87,095
                                                                         -----------       -----------
TOTAL ASSETS                                                             $    86,200       $   140,596
======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                             $   232,242       $   193,267
    Loans payable (Note 5)                                                   427,651           419,209
    Advances payable (Note 6)                                                 98,555            91,348
                                                                         -----------       -----------

    Total current liabilities                                                758,448           703,824

LONG-TERM DEBT (Note 7)                                                       40,920            39,306
                                                                         -----------       -----------
    Total liabilities                                                        799,368           743,130
                                                                         -----------       -----------
STOCKHOLDERS' DEFICIENCY
    Capital stock (Note 8)
       Authorized
         50,000,000 common shares with a par value of $0.001
       Issued
         10,295,300 common shares (September 30, 2002 - 10,295,300)           10,295            10,295

    Additional paid-in capital (Note 8)                                      921,005           921,005
    Deficit accumulated during the development stage                      (1,644,468)       (1,533,834)
                                                                         -----------       -----------

    Total stockholders' deficiency                                          (713,168)         (602,534)
                                                                         -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $    86,200       $   140,596
======================================================================================================

INCORPORATION AND NATURE OF OPERATIONS (Note 1)


The accompanying notes are an integral part of these consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)

=========================================================================================================================
                                          Cumulative
                                        Amounts From
                                        Inception on
                                         February 19,      Three Month      Three Month        Six Month       Six Month
                                             1997 to      Period Ended     Period Ended     Period Ended    Period Ended
                                            March 31,         March 31,        March 31,        March 31,        March 31
                                                 2003             2003             2002             2003             2002
-------------------------------------------------------------------------------------------------------------------------
REVENUE
    Sales                                $    132,840     $         --     $     31,299     $         --     $     66,135
    Cost of sales                              56,785               --           22,219               --           29,742
                                         ------------     ------------     ------------     ------------     ------------
                                               76,055               --            9,080               --           36,393
                                         ------------     ------------     ------------     ------------     ------------
GENERAL AND ADMINISTRATIVE
    Accounting and audit
                                              129,984            4,418           28,535            8,533           35,441
    Advertising and promotion
                                               54,139               --            1,945               --            2,557
    Amortization
                                              245,617            6,345           10,662           12,689           21,323
    Bank charges and interest
                                               58,108            5,045            4,211           10,055            8,482
    Consulting
                                              361,420           21,477           26,835           59,606           40,139
    Filing fees
                                               22,761               --            1,053               --            1,053
    Foreign exchange loss (gain)
                                               13,509           19,026              (95)          19,751           (1,616)
    Legal
                                               58,854               --              367               --              367
    Licences
                                               57,700               --               --               --               --
    Marketing
                                               14,220               --               --               --               --
    Office and miscellaneous
                                               84,014               --              828               --            3,992
    Rent
                                               49,007               --            2,348               --            4,721
    Salaries and benefits                     223,117               --               --               --            2,802
    Travel                                    106,237               --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
                                            1,478,687           56,311           76,689          110,634          119,261
                                         ------------     ------------     ------------     ------------     ------------

LOSS BEFORE OTHER ITEMS                    (1,402,632)         (56,311)         (67,609)        (110,634)         (82,868)
                                         ------------     ------------     ------------     ------------     ------------
OTHER ITEMS
    Write-off of advances and loan
       receivable                             (45,906)              --               --               --               --
    Loss on termination of lease               (6,293)              --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
                                              (52,199)              --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------

LOSS FROM CONTINUING OPERATIONS            (1,454,831)         (56,311)         (67,609)        (110,634)         (82,868)
                                         ------------     ------------     ------------     ------------     ------------
DISCONTINUED OPERATIONS
    Gross margin                               (1,718)              --               --               --               --
    Write-off of capitalized web-site
       design                                 (24,699)              --               --               --               --
    Impairment of goodwill                   (163,220)              --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
                                             (189,637)              --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------

LOSS FOR THE PERIOD                      $ (1,644,468)    $    (56,311)    $    (67,609)    $   (110,634)    $    (82,868)
=========================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                 (0.01)           (0.01)           (0.01)           (0.01)
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                      10,295,300       10,030,851       10,295,300        9,659,036
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in US Dollars)
(Unaudited)

==============================================================================================================================
                                                                                                      Deficit
                                                                                                  Accumulated
                                                                    Additional                     During the
                                        Common                         Paid-in   Subscriptions    Development
                                        Shares          Amount         Capital      Receivable          Stage           Total
------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 19, 1997
  AND  SEPTEMBER 30, 1998                   --     $        --     $        --     $        --     $        --     $        --

March, 1999 stock issued for
  services                              20,000              20           1,980              --              --           2,000
March, 1999 changed par value
  from no par value to $0.001               --              --              --              --              --              --
April, 1999 shares issued for
  cash                                  73,000              73           7,227              --              --           7,300
April, 1999 forward stock split
  32:1                               2,976,000           2,976          (2,976)             --              --              --
Loss for the year                           --              --              --              --          (7,667)         (7,667)
                                   -----------     -----------     -----------     -----------     -----------     -----------

BALANCE, SEPTEMBER 30, 1999          3,069,000           3,069           6,231              --          (7,667)          1,633

February, 2000 forward stock
  split 1.7:1                        2,148,300           2,148          (2,148)             --              --              --
March, 2000 stock cancelled         (1,122,000)         (1,122)          1,122              --              --              --
April, 2000 stock issued for
  acquisition of subsidiary          2,000,000           2,000              --              --              --           2,000
May, 2000 stock issued pursuant
  to a private placement             3,200,000           3,200         796,800              --              --         800,000
Loss for the year                           --              --              --              --        (616,951)       (616,951)
                                   -----------     -----------     -----------     -----------     -----------     -----------

BALANCE SEPTEMBER 30, 2000           9,295,300           9,295         802,005              --        (624,618)        186,682

Loss for the year                           --              --              --              --        (698,889)       (698,889)
                                   -----------     -----------     -----------     -----------     -----------     -----------

BALANCE SEPTEMBER 30, 2001           9,295,300           9,295         802,005              --      (1,323,507)       (512,207)

March, 2002 stock issued for
  services                           1,000,000           1,000         119,000              --              --         120,000
March, 2002 stock issued on
  exercise of warrants                 800,000             800         199,200        (200,000)             --              --
September, 2002 cancellation
  of stock issued on exercise
  of warrants                         (800,000)           (800)       (199,200)        200,000              --              --
Loss for the year                           --              --              --              --        (210,327)       (210,327)
                                   -----------     -----------     -----------     -----------     -----------     -----------

BALANCE, SEPTEMBER 30, 2002         10,295,300          10,295         921,005              --      (1,533,834)       (602,534)

Loss for the period                         --              --              --              --        (110,634)       (110,634)
                                   -----------     -----------     -----------     -----------     -----------     -----------

BALANCE, MARCH 31, 2003             10,295,300     $    10,295     $   921,005     $        --     $(1,644,468)    $  (713,168)
==============================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)

=================================================================================================
                                                       Cumulative
                                                     Amounts From
                                                     Inception on
                                                      February 19,      Six Month      Six Month
                                                          1997 to    Period Ended   Period Ended
                                                         March 31,       March 31,       March 31,
                                                             2003            2003            2002
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
     Loss for the period                              $(1,644,468)    $  (110,634)    $   (82,868)
     Items not affecting cash:
       Amortization                                       243,204          12,689          21,323
       Issue of stock for services                        122,000          42,750          17,250
       Write-off of advances                               45,906              --              --
       Loss on termination of lease                         6,293              --              --
       Write-off of capitalized website design             24,699              --              --
       Impairment of goodwill                             163,220              --              --
       Accrued interest                                    41,600          10,055           7,842

     Changes in non-cash working capital items:
       Amounts due from taxing authorities
                                                           (3,227)         (1,044)         (4,433)
       Deposits and prepaid expenses                       13,841              --             224
       Accounts payable and accrued liabilities           151,191          38,975          53,526
                                                      -----------     -----------     -----------
     Cash flows provided by (used in) operating
       activities                                        (810,175)         (7,209)         12,864
                                                      -----------     -----------     -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES
     Cash received on acquisition of  subsidiary            5,984              --              --
     Acquisition of capital assets, net                  (173,405)             --              --
                                                      -----------     -----------     -----------
     Cash flows used in investing
       activities                                        (167,421)             --              --
                                                      -----------     -----------     -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES
     Issue of capital stock                               807,300              --              --
     Lease inducement                                      21,707              --              --
     Advances to third party                              (25,000)             --              --
     Advances from related parties                        177,589              --          (5,163)
     Cheques issued in excess of funds on deposit              --              --          (2,164)
                                                      -----------     -----------     -----------
     Cash flows provided by (used in) financing
       activities                                         981,596              --          (7,327)
                                                      -----------     -----------     -----------
EFFECT OF FOREIGN EXCHANGE ON CASH FLOW ITEMS              (3,993)          7,209          (2,308)
                                                      -----------     -----------     -----------

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD              7              --           3,229

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 --               7              --
                                                      -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $         7     $         7     $     3,229
=================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 10)


The accompanying notes are an integral part of these consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
MARCH 31, 2003
(Unaudited)
================================================================================

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

         The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2002. The results of operations for the six-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended September 30, 2003.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
MARCH 31, 2003
(Unaudited)
================================================================================

2.       GOING CONCERN

         These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         =========================================================================================

                                                                       March 31,     September 30,
                                                                           2003              2002
         -----------------------------------------------------------------------------------------
         Deficit accumulated during the development stage           $(1,644,468)    $(1,533,834)
         Working capital (deficiency)                                  (746,654)       (650,323)
         =========================================================================================

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


4.       CAPITAL ASSETS

         =========================================================================================

                                        March 31, 2003                  September 30, 2002
                              --------------------------------    --------------------------------
                                        Accumulated        Net              Accumulated         Net
                                 Cost  Amortization  Book Value      Cost   Amortization  Book Value
         -----------------------------------------------------------------------------------------
         Computer hardware    $185,600    $120,807    $ 64,793    $185,600    $109,373    $ 76,227

         Computer software       5,746       4,917         829       5,746       4,639       1,107

         Office furniture
           and equipment        16,789       8,005       8,784      16,789       7,028       9,761
                              --------    --------    --------    --------    --------    --------
                              $208,135    $133,729    $ 74,406    $208,135    $121,040    $ 87,095
==================================================================================================

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
MARCH 31, 2003
(Unaudited)
================================================================================


5.       LOANS PAYABLE

         =======================================================================================================

                                                                                         March 31,  September 30,
                                                                                              2003          2002
         -------------------------------------------------------------------------------------------------------
         Promissory note payable to an officer, unsecured, bearing interest at 10% per
             annum compounded annually with no specific terms of repayment                $177,290    $168,848

         Loan payable to an officer, unsecured, non-interest bearing with no specific
             terms of repayment                                                            186,762     186,762

         Loan payable to an unrelated party, unsecured, non-interest bearing with
             no specific terms of repayment                                                 63,599      63,599
                                                                                          --------    --------

                                                                                          $427,651    $419,209
         =====================================================================================================

6.       ADVANCES PAYABLE

         Due to a Canadian public company with a former common officer, non-interest bearing with no specific terms of repayment.

7.       LONG-TERM DEBT

         =========================================================================================================

                                                                                         March 31,   September 30,
                                                                                              2003           2002
         ---------------------------------------------------------------------------------------------------------
         Note payable to an officer and an unrelated party with no specific terms of
            repayment and bearing interest at 8% per annum                              $   40,920    $  39,306
         =========================================================================================================

8.       CAPITAL STOCK

         COMMON SHARES

         The issued and outstanding common shares entitle holders to vote and to receive dividends when declared. In the event of the Company's liquidation, dissolution or winding up, shareholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
MARCH 31, 2003
(Unaudited)
================================================================================

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

         STOCK OPTIONS

         There were no stock options granted during the six-month period ended March 31, 2003 or outstanding as at March 31, 2003.

         WARRANTS

         There were no warrants granted during the six-month period ended March 31, 2003 or outstanding as at March 31 , 2003.

9.       RELATED PARTY TRANSACTIONS

         During the six-month period ended March 31, 2003, the Company accrued $16,856 (2002 - $Nil) for consulting services to a director of the Company who is not an employee of the Company and is not paid a salary by the Company.

         These transactions are in the normal course of operations and are measured at the exchange amount which is the amount established and agreed to by the related parties.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
MARCH 31, 2003
(Unaudited)
================================================================================

10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         ====================================================================================================

                                                                                  March 31,     September 30,
                                                                                      2003              2002
         ---------------------------------------------------------------------------------------------------
         Cash                                                               $           --  $             --
         Cash held in trust                                                              7                 7
                                                                            --------------  ----------------
         Cash and cash equivalents                                          $            7  $              7
         ====================================================================================================

         Cash paid during the period for interest                           $           --  $             --
         ====================================================================================================

         Cash paid during the period for income tax                         $           --  $            --
         ====================================================================================================

         There were no significant non-cash transactions during the six-month periods ended March 31, 2003 and 2002.

11.      FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, amounts due from taxing authorities, accounts payable and accrued liabilities, loans payable, advances payable and long-term debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, amounts due from taxing authorities, and accounts payable and accrued liabilities approximate their carrying values while the fair value of loans payable, advances payable and long-term debt are not determinable as these instruments have no fixed terms of repayment.

12.      SEGMENTED INFORMATION

         The Company operates in one reportable segment, being the business of CD replication, in Canada.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 3, 2003

                                           NEW MILLENNIUM DEVELOPMENT GROUP

                                           By: /s/ Riz Alikhan
                                               --------------------
                                           Riz Alikhan
                                           Chief Executive Officer