Form 10QSB/A
period 2003-03-31
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2003-06-11
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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

Dated:  June 3, 2003

                                           NEW MILLENNIUM DEVELOPMENT GROUP

                                           By: /s/ Riz Alikhan
                                               --------------------
                                           Riz Alikhan
                                           Chief Executive Officer

CERTIFICATIONS

I, Riz Alikhan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Millennium Development Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 10, 2003

/s/ Riz Alikhan
-----------------------
Riz Alikhan
Chief Executive Officer