Form 10QSB
period 2003-06-30
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2003-08-22
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
(Expressed in US Dollars)

============================================================================================ ================ ================

                                                                                                    June 30,    September 30,
                                                                                                        2003             2002
-------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                 (unaudited)


ASSETS

Current
    Cash and cash equivalents                                                                $             7  $             7
    Amounts due from taxing authorities                                                               12,578           10,744
    Deposits and prepaid expenses (Note 3)                                                                -            42,750
                                                                                             ---------------- ---------------
                                                                                                      12,585           53,501

Capital assets (Note 4)                                                                               68,063           87,095
                                                                                             ---------------- ---------------
Total assets                                                                                 $        80,648  $       140,596
============================================================================================ ================ ================



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
    Accounts payable and accrued liabilities                                                         264,447          193,267
    Loans payable (Note 5)                                                                           431,872          419,209
    Advances payable (Note 6)                                                                        107,621           91,348
                                                                                             ---------------- ---------------
    Total current liabilities                                                                        803,940          703,824

Long-term debt (Note 7)                                                                               41,818           39,306
                                                                                             ---------------- ---------------
    Total liabilities                                                                                845,758          743,130
                                                                                             ---------------- ---------------
Stockholders' deficiency
    Capital stock (Note 8)
       Authorized
              50,000,000 common shares with a par value of $0.001
       Issued
               9,095,300 common shares (September 30, 2002 - 10,295,300)                               9,095           10,295
    Additional paid-in capital (Note 8)                                                              922,205          921,005
    Deficit accumulated during the development stage                                              (1,696,410)      (1,533,834)
                                                                                             ---------------- ---------------
    Total stockholders' deficiency                                                                  (765,110)        (602,534)
                                                                                             ---------------- ---------------
Total liabilities and stockholders' deficiency                                               $        80,648  $       140,596
============================================================================================ ================ ================

Incorporation and nature of operations (Note 1)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)

========================================= ================ ================ ================ ================ ================

                                               Cumulative
                                             Amounts From
                                             Inception on
                                             February 19,      Three Month      Three Month       Nine Month       Nine Month
                                                  1997 to     Period Ended     Period Ended     Period Ended     Period Ended
                                                 June 30,         June 30,         June 30,         June 30,         June 30,
                                                     2003             2003             2002             2003             2002
----------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------


REVENUE
    Sales                                 $       132,840  $            -   $         3,965  $            -   $        70,100
    Cost of sales                                  56,785               -             2,427               -            32,169
                                          ---------------- ---------------- ---------------- ---------------- ----------------
                                                   76,055               -             1,538               -            37,931
                                          ---------------- ---------------- ---------------- ---------------- ----------------
GENERAL AND ADMINISTRATIVE
    Accounting and audit                          134,808            4,824               -            13,357           35,441
    Advertising and promotion                      54,139               -               269               -             2,826
    Amortization                                  251,960            6,343           10,661           19,032           31,984
    Bank charges and interest                      63,228            5,120            4,199           15,175           12,681
    Consulting                                    370,949            9,529           37,721           69,135           77,860
    Filing fees                                    22,761               -             1,016               -             2,069
    Foreign exchange loss (gain)                   39,635           26,126           18,306           45,877           16,690
    Legal                                          58,854               -               676               -             1,043
    Licences                                       57,700               -                -                -                -
    Marketing                                      14,220               -                -                -                -
    Office and miscellaneous                       84,014               -               886               -             4,878
    Rent                                           49,007               -                -                -             4,721
    Salaries and benefits                         223,117               -                -                -             2,802
    Travel                                        106,237               -                -                -                -
                                          ---------------- ---------------- ---------------- ---------------- ----------------
                                                1,530,629           51,942           73,734          162,576          192,995
                                          ---------------- ---------------- ---------------- ---------------- ----------------
Loss before other items                        (1,454,574)         (51,942)         (72,196)        (162,576)        (155,064)
                                          ---------------- ---------------- ---------------- ---------------- ----------------

OTHER ITEMS
    Write-off of advances and loan
       receivable                                 (45,906)              -                -                -                -
    Loss on termination of lease                   (6,293)              -                -                -                -
                                          ---------------- ---------------- ---------------- ---------------- ----------------
                                                  (52,199)              -                -                -                -
                                          ---------------- ---------------- ---------------- ---------------- ----------------
Loss from continuing operations                (1,506,773)         (51,942)         (72,196)        (162,576)        (155,064)
                                          ---------------- ---------------- ---------------- ---------------- ----------------

DISCONTINUED OPERATIONS
    Gross margin                                   (1,718)              -                -                -                -
    Write-off  of  capitalized  web-site          (24,699)              -                -                -                -
design
    Impairment of goodwill                       (163,220)              -                -                -                -
                                          ---------------- ---------------- ---------------- ---------------- ----------------
                                                 (189,637)              -                -                -                -
                                          ---------------- ---------------- ---------------- ---------------- ----------------

Loss for the period                       $    (1,696,410) $       (51,942) $       (72,196) $      (162,576) $      (155,064)
========================================= ================ ================ ================ ================ ================

Basic and diluted loss per share                           $        (0.01)  $         (0.01) $         (0.01) $         (0.01)
========================================= ================ ================ ================ ================ ================

Weighted average number of common
    shares outstanding                                          10,110,685       11,095,300       10,233,762        9,295,300
========================================= ================ ================ ================ ================ ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

 NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in US Dollars)
(Unaudited)

================================= =============== ============== =============== ============== ============== ===============

                                                                                                      Deficit
                                                                                                  Accumulated
                                                                     Additional                    During the
                                          Common                        Paid-in  Subscriptions    Development
                                          Shares         Amount         Capital     Receivable          Stage           Total
--------------------------------- --------------- -------------- --------------- -------------- -------------- ---------------

 Balance, February 19, 1997
  and September 30, 1998                      -   $          -   $          -    $          -   $          -   $          -

 March, 1999 stock issued for
  services                                20,000             20          1,980              -              -           2,000
 March, 1999 changed par value
  from no par value to $0.001                 -              -              -               -              -              -
 April, 1999 shares issued for
  cash                                    73,000             73          7,227              -              -           7,300
 April, 1999 forward stock split
  32:1                                 2,976,000          2,976         (2,976)             -              -              -
 Loss for the year                            -              -              -               -          (7,667)        (7,667)
                                  --------------- -------------- --------------- -------------- -------------- ---------------

 Balance, September 30, 1999           3,069,000          3,069          6,231              -          (7,667)         1,633

 February, 2000 forward stock
  split 1.7:1                          2,148,300          2,148         (2,148)             -              -              -
 March, 2000 stock cancelled          (1,122,000)        (1,122)         1,122              -              -              -
 April, 2000 stock issued for
  acquisition of subsidiary            2,000,000          2,000             -               -              -           2,000
 May, 2000 stock issued pursuant
  to a private placement               3,200,000          3,200        796,800              -              -         800,000
 Loss for the year                            -              -              -               -        (616,951)      (616,951)
                                  --------------- -------------- --------------- -------------- -------------- ---------------

 Balance September 30, 2000            9,295,300          9,295        802,005              -        (624,618)       186,682

 Loss for the year                            -              -              -               -        (698,889)      (698,889)
                                  --------------- -------------- --------------- -------------- -------------- ---------------

 Balance September 30, 2001            9,295,300          9,295        802,005              -      (1,323,507)      (512,207)

 March, 2002 stock issued for
  services                             1,000,000          1,000        119,000              -              -         120,000
 March, 2002 stock issued on
  exercise of warrants                   800,000            800        199,200        (200,000)            -              -
 September, 2002 cancellation
  of stock issued on exercise
  of warrants                           (800,000)          (800)      (199,200)        200,000             -              -
 Loss for the year                            -              -              -               -        (210,327)      (210,327)
                                  --------------- -------------- --------------- -------------- -------------- ---------------

 Balance, September 30, 2002          10,295,300         10,295        921,005              -      (1,533,834)      (602,534)

 June, 2003 cancellation of
   common stock                       (1,200,000)        (1,200)         1,200              -              -              -
 Loss for the period                          -              -              -               -        (162,576)      (162,576)
                                  --------------- -------------- --------------- -------------- -------------- ---------------

 Balance, June 30, 2003                9,095,300  $       9,095  $     922,205   $          -   $  (1,696,410) $    (765,110)
================================= =============== ============== =============== ============== ============== ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)

===================================================== ======== ============== ================ =============== ==============

                                                                                     Cumulative
                                                                                   Amounts From
                                                                                   Inception on
                                                                                   February 19,     Nine Month    Nine Month
                                                                                        1997 to   Period Ended  Period Ended
                                                                                       June 30,       June 30,      June 30,
                                                                                         2003             2003          2002
----------------------------------------------------------------------------- ---------------- --------------- --------------


CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                                      $    (1,696,410) $    (162,576)  $    (155,064)
     Items not affecting cash:
       Amortization                                                                   249,548         19,032          31,984
       Issue of stock for services                                                    122,000         42,750          47,250
       Write-off of advances                                                           45,906             -               -
       Loss on termination of lease                                                     6,293             -               -
       Write-off of capitalized website design                                         24,699             -               -
       Impairment of goodwill                                                         163,220             -               -
       Accrued interest                                                                46,719         15,175          11,779

     Changes in non-cash working capital items:
       Amounts due from taxing authorities                                             (4,017)        (1,834)         (5,527)
       Deposits and prepaid expenses                                                   13,841             -              224
       Accounts payable and accrued liabilities                                       208,962         71,180          72,848
                                                                              ---------------- --------------- --------------

     Cash  flows  provided  by (used  in)  operating activities                      (819,239)       (16,273)          3,494
                                                                              ---------------- --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash received on acquisition of  subsidiary                                        5,984             -               -
     Acquisition of capital assets, net                                              (173,405)            -               -
                                                                              ---------------- --------------- --------------
     Cash flows used in investing activities                                         (167,421)            -               -
                                                                              ---------------- --------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issue of capital stock                                                           807,300             -               -
     Lease inducement                                                                  21,707             -               -
     Advances to third party                                                          (25,000)            -               -
     Advances from related parties                                                    177,589             -           (5,163)
     Cheques issued in excess of funds on deposit                                          -              -           (6,753)
                                                                              ---------------- --------------- --------------
     Cash flows provided by (used in) financing activities                            981,596             -          (11,916)
                                                                              ---------------- --------------- --------------
Effect of foreign exchange on cash flow items                                           5,071         16,273           9,969
                                                                              ---------------- --------------- --------------
Change in cash and cash equivalents for the period                                          7             -            1,547

Cash and cash equivalents, beginning of period                                             -               7              -
                                                                              ---------------- --------------- --------------
Cash and cash equivalents, end of period                                      $             7  $           7   $       1,547
============================================================================= ================ =============== ==============

Supplemental disclosure with respect to cash flows (Note 10)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



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


         The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2002. The results of operations for the nine-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ended September 30, 2003.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



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

================================================================================= ================ ===================

                                                                                         June 30,       September 30,
                                                                                             2003                2002
--------------------------------------------------------------------------------- ---------------- -------------------


Deficit accumulated during the development stage                                  $    (1,696,410) $       (1,533,834)
Working capital (deficiency)                                                             (791,355)           (650,323)
================================================================================= ================ ===================



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



4.       CAPITAL ASSETS

========================= =========================================== == ============================================

                                         June 30, 2003                                September 30, 2002
                          -------------------------------------------    --------------------------------------------

                                           Accumulated            Net                      Accumulated            Net
                                    Cost  Amortization     Book Value              Cost   Amortization     Book Value
------------------------- -------------- ------------- --------------    -------------- -------------- --------------

Computer hardware         $     185,600  $     126,523 $      59,077     $     185,600  $     109,373  $      76,227
Computer software                 5,746          5,056           690             5,746          4,639          1,107
Office furniture and
  equipment                      16,789          8,493         8,296            16,789          7,028          9,761
                          -------------- ------------- --------------    -------------- -------------- --------------
                          $     208,135  $     140,072 $      68,063     $     208,135  $     121,040  $      87,095
========================= ============== ============= ==============    ============== ============== ==============

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



5.       LOANS PAYABLE

=================================================================================== ================ ================

                                                                                           June 30,    September 30,
                                                                                               2003             2002
----------------------------------------------------------------------------------- ---------------- ----------------
Promissory note payable to an officer, unsecured, bears interest at 10% per
    annum compounded annually and with no specific terms of repayment.              $       181,511  $       168,848

Loan payable to an officer, unsecured, non-interest bearing and with no
    specific terms of repayment                                                             186,762          186,762

Loan payable to an unrelated party, unsecured, non-interest bearing and with
    no specific terms of repayment                                                           63,599           63,599
                                                                                    ---------------- ----------------
                                                                                    $       431,872  $       419,209
=================================================================================== ================ ================



6.       ADVANCES PAYABLE

         Due to a Canadian public company with a former common officer, non-interest bearing and with no specific terms of repayment.



7.      LONG-TERM DEBT

==================================================================================== ================ ================

                                                                                            June 30,    September 30,
                                                                                                2003             2002
------------------------------------------------------------------------------------ ---------------- ----------------
Note payable to an officer and an unrelated party with no specific terms of
    repayment and bearing interest at 8% per annum                                   $        41,818  $        39,306
==================================================================================== ================ ================



8.      CAPITAL STOCK

        Common shares

         The issued and outstanding common shares entitle holders to vote and to receive dividends when declared. In the event of the Company's liquidation, dissolution or winding up, shareholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

         During the period ended June 30, 2003, 1,200,000 common shares were cancelled.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



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


        Stock options

         There were no stock options granted during the nine-month period ended June 30, 2003 or outstanding as at June 30, 2003.


        Warrants


         There were no warrants granted during the nine-month period ended June 30, 2003 or outstanding as at June 30, 2003.


9.      RELATED PARTY TRANSACTIONS


         During the nine-month period ended June 30, 2003, the Company accrued $24,985 (2002 - $Nil) for consulting services to a director of the Company who is not an employee of the Company and is not paid a salary by the Company.

         These transactions are in the normal course of operations and are measured at the exchange amount which is the amount established and agreed to by the related parties.

NEW MILLENNIUM DEVELOPMENT GROUP INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US Dollars)
(Unaudited)
JUNE 30, 2003
================================================================================



10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


=================================================================================== =============== =================

                                                                                           June 30,    September 30,
                                                                                              2003              2002
----------------------------------------------------------------------------------- --------------- -----------------

Cash                                                                                $           -   $             -
Cash held in trust                                                                               7                 7
                                                                                    --------------- -----------------
Cash and cash equivalents                                                           $            7  $              7
=================================================================================== =============== =================

Cash paid during the period for interest                                            $           -   $             -
=================================================================================== =============== =================

Cash paid during the period for income tax                                          $           -   $            -
=================================================================================== =============== =================

         There were no significant non-cash transactions during the nine-month periods ended June 30, 2003 and 2002.



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

Item 3. Control and Procedures

         Within 90 days prior to the date of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

       In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                          PART II - OTHER INFORMATION

Item 6. Exhibits

          (c) Exhibits

                  31 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002 by Riz Alikhan, Chief Executive Officer and Chief Financial Officer

                  32 Certification Pursuant to 18 U.S.C. Section 1350 by Riz Alikhan, Chief Executive Officer and Chief Financial Officer

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 21, 2003

                                           NEW MILLENNIUM DEVELOPMENT GROUP

                                           By: /s/ Riz Alikhan
                                               --------------------
                                           Riz Alikhan
                                           Chief Executive Officer