Form 10KSB
period 2003-09-30
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2004-08-12
CIK 1082121

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X]Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003.

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

                          Commission File No: 000-26493

                     New Millennium Development Group, Inc.
                     (Name of small business in its charter)

         Nevada                                                  88-0390251
------------------------                                     -------------------
(State of Incorporation)                                        (IRS Employer
                                                             Identification No.)
                    10 SE 1st Avenue, DelRay Beach, FL 33444
                      Address of Principal Executive Office

                    Issuer's telephone number: (954) 584-3443

Securities registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenue for its most recent fiscal year: $0

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): 0

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,300,000 as of July 15, 2004. Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         We were incorporated in Nevada in February 1997 under the name Creative Systems, Inc. for the purpose of developing cost efficient methods of pipe restoration in commercial and residential buildings. On April 15, 2000, we acquired all the issued and outstanding shares of Angelaudio.com, a private company incorporated in the State of Nevada in return for the issuance of 2,000,000 common shares of treasury stock having a total par value of $2,000. Angelaudio.com subsequently changed its name to Angelaudio Systems, Inc. ("ASI"). The acquisition was accounted for using the purchase method with the results of operation of ASI included in the consolidated financial statements from the date of acquisition. As a result, we changed our name from Core Systems, Inc. to Angelaudio.com, Inc. In November 2000 we changed our name to Whatsupmusic.com, Inc. In May 2001 we changed our name from WhatsUpMusic.com Inc. to New Millennium Development Group. In 2001, through our former web site www.IceDigitalMedia.com, we intended to provide a vehicle for promoting music services, purchasing web design, CD replication for music, e-business cards and internet related corporate services. However, the business was not a success and on or about March, 2002, we ceased operations.

         After we ceased business operations, we looked to acquire an operating business. Pursuant to an agreement dated August 22, 2003, which closed in January 2004, we acquired and eventually closed on a transaction with Millennium National Events, Inc. Pursuant to the Stock Purchase Agreement, we issued approximately 96% of our stock for 100% of the issued and outstanding stock of Millennium National Events, Inc. This transaction is being treated as a reverse acquisition in accordance with SEC regulations.

         We are now a fully integrated event promoter which owns, partially or entirely, and/or operates to some extent, 30 events, nationwide. We book and promote almost every type of event from live entertainment events such as music and sports, to tours such as music festivals, comedy tours, magic acts, figure skating shows, boxing, gymnastics tours, motivational speaking tours and other special events. We book and promote such events in a number of venue types and their events will usually be showcased in stadiums with seating of 32,000 or more, amphitheaters or arenas with seating of 5,000 to 32,000, clubs that typically have less than 2,000 seats, and theaters and playhouses seating 100 to 5,000.

         In connection with a particular event, we may organize the event, provide the talent, sell the corporate advertising and sponsorships and negotiate distribution and other ancillary rights. As promoter, we typically market events and tours, sell tickets, rent or otherwise provide event venues, and arrange for local production services. As producer, we create tours and other events, and develop and manage Touring Shows.

         Our current roster of event sponsors includes such names as: WM Wrigley, American Express, Office Depot, Verizon, Italian Rose, TWA, Power Sports, Pizza Hut, Coca-Cola, Samuel Adams, Clear Channel Communications, Viacom, Infinity Broadcasting, Budweiser, COX Broadcasting, NBC local affiliates, Brown Foreman (Jack Daniels), Southern Wine & Spirits, Viking Ovens and Bergwater Vineyards.

         We perform research to determine what people want and we give it to them. We believe that we make our events fun and interesting so that people laugh and experience enjoyment and pleasure. We also believe that we deliver amusement and satisfaction while giving people maximum exposure to the arts and culture which brings joy to the quality of their life. We plan to use innovative event marketing to increase admissions, sponsorship and advertising revenues and to develop ticketing strategies more accurately reflecting demand, resulting in increased overall attendance and increases in both lower priced and premium priced tickets. In addition, we believe that we can increase the profitability of venues for their owners by creating more events and offering premium ticket packages.

         We believe our special advantage in the event industry is our ability to create innovative marketing strategies that include a diverse assortment of marketing efforts built around show business type marketing techniques to blitz its audience. Our live marketing programs are generally specialized advertising campaigns designed to promote a client's product or service by providing samples or demonstrations in a live format, typically at malls, beaches, ski resorts, water sport facilities, movie theaters and college campuses. As a promoter, we typically book talent or tours, sell tickets and advertise the event to attract ticket buyers. For the event, we either provide one of our leased venues or we rent the venue the act demands, arrange for production services, and sell sponsorships. When we provide our venue, we generally receive a percentage of revenues from concessions, merchandising, parking and premium box seats.

         As a producer or manager of an event, we generally develop the event, hire artistic talent, schedule performances in select venues, promote tours and sell sponsorships. We derive revenue from a percentage of the promoters' ticket sales. We also derive revenues from guarantees and from profit sharing agreements related to co-promotion, merchandising, sponsorships and concessions.

         As the creator and owner of events, the operations which we derive revenue consist mainly from ticket sales, corporate sponsorships, concessions, and merchandise. An event operator typically receives, for each event it hosts, a fixed fee or all of the ticket sales for use of the venue, as well as fees representing a percentage of total concession sales from the vendors and total merchandise sales from the performer or tour producer. We generally receive 100% of sponsorship revenues and a portion of the ticket handling charges.

         Corporate sponsorship includes the naming rights of events. We also designate providers of concessions and "official" event or tour sponsors such as credit card companies, phone companies and beverage companies, among others. Sponsorship arrangements can provide significant additional revenues. We believe that the national venue network we have assembled will likely attract major corporate sponsors and enable us to sell national sponsorship rights at a premium over local or regional sponsorship rights. We also believe that our relationships with advertisers will enable us to better utilize available advertising space, and that the combined attention of our audiences nationwide will create the opportunity for advertisers to access a nationwide market.

OVERVIEW OF THE EVENT INDUSTRY

         The event promotion industry consists primarily of regional promoters focused generally in one or two major metropolitan markets. Typically, to initiate a live entertainment event, a booking agent contracts with a performer, team, or community to arrange an event and date, or series of events and dates, for the actual event. The booking agent in turn contacts a promoter or promoters in the locality or region of the relevant event(s).

         The promoter markets the event(s), sells tickets, rents or otherwise provides the event venue, and arranges for production services. In certain instances, particularly in connection with music festivals, a promoter may also provide limited production services. Individual industry participants, such as New Millennium Development Group, Inc., often perform more than one of the booking, promotion and event operation functions.

         The booking agent generally receives from the performers a fixed fee for its services or, in some cases, a fee based on the success of the event(s). The promoter typically agrees to pay the performer the greater of a guaranteed amount, or a profit-sharing payment based on gross ticket and event ancillary sales, therefore assuming the risk of an unsuccessful event. The promoter sets ticket prices and advertises the event based on covering expenses and generating profits. If the event is unprofitable, a promoter will sometimes renegotiate a lower guarantee to lessen the promoter's losses, in a process known as "settlement." In some instances, the promoter agrees to accept a fee from the booking agent for the promoter's services, and the booking agent bears the financial risk of the event.

         A venue operator typically contracts with a promoter to rent its venue for a specific event on a specific date(s) and will typically receive for each event it hosts a fixed fee or a percentage of ticket sales for use of the venue, as well as a fee representing between 40-50% of total concession sales. The venue operator provides services such as concessions, parking, security, ushers and ticket-takers, and receives ancillary sales from concessions, merchandise, sponsorships, parking and premium box seats.

         The major areas of focus within the live entertainment industry include music, arts and culture, community, charity, sports and family entertainment. We believe that our growing leadership position in the industry will enhance our ability to maximize ancillary sales opportunities, including corporate sponsorship sales, advertising, concession sales and product merchandising.

Competition.

         We face competition from other companies in the industry, most of which are better established and better financed than we are. There is no assurance that we will be able to successfully compete with these companies.

Intellectual Property.

         We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation.

         Our operations will be subject to extensive and ever-changing federal, state and local laws and regulation by government agencies, such as the United States Occupational Safety and Health Administration ("OSHA"). We are subject to significant compliance burdens from this extensive regulatory framework that may substantially increase our operational costs.

Research and development.

         We have spent no time or money on research or development since our inception.

Employees.

         We currently have no employees. Our current officers will be responsible for implementing our proposed plan of operations and directing our operations.

Patents

         We have no patents, nor are we in the process of trying to obtain any patents at this time.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Prior to acquiring Mellenium, we owned and leased no property.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of us or owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders Company during the fourth quarter of the fiscal year which ended September 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         The Company's Common Stock trades in the over-the-counter market under symbol NWMD the OTC Electronic Pink Sheets. The following table shows the quarterly high and low bid prices for fiscal years 2002 and 2003 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

         FISCAL YEAR      PERIOD                    HIGH              LOW
         -----------      ------                    ----              ---

         2002             First Quarter             $0.23             $0.05
                          Second Quarter            $0.38             $0.10
                          Third Quarter             $0.33             $0.30
                          Fourth Quarter            $0.07             $0.02

         2003             First Quarter             $0.07             $0.01
                          Second Quarter            $0.02             $0.01
                          Third Quarter             $0.03             $0.007
                          Fourth Quarter            $0.02             $0.001

         No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

         If a market does develop for our common stock, there is a likelihood that the Penny Stock regulations would impact on that market. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of $5.00 or less. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

         These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares will likely be subject to such penny stock rules and our shareholders will in all likelihood find it difficult to sell their securities.

         No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

         As of the date of this registration, we had 40 holders of record of our common stock. There is currently one class of common stock outstanding.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

         This discussion should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segmented basis. Income tax expense is managed on a total company basis and is, therefore, reflected only in our discussion of consolidated results.

Results of Operations

         In fiscal 2003, we did not have revenues from operations. The losses accumulated since inception were incurred for formation and reinstatement costs of the Company and operating expenses since formation. We do not expect costs of this nature, with the exception of the minimal operating expenses, to continue in the future, but there can be no assurance that similar expenses will not be incurred.

Liquidity and Capital Resources

         On September 30, 2003, we had no material cash or other assets with which to conduct operations. There can be no assurance that we will be able to complete our business plan and to exploit fully any business opportunity that management may be able to locate on our behalf. Company. Management believes that we have inadequate working capital to pursue any operations at this time, and as such we intend to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We do not intend to pay dividends in the foreseeable future. As of the end of the reporting period, we had not material change in cash or cash equivalents. There was no significant change in working capital during this quarter.

ITEM 7.

         See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company and Mac Kay LLP, chartered accountants mutually agreed to terminate their relationship. Mac Kay LLP's report of the Company's September 30, 2002 and 2001 financial statements did not include a modification disclaimer or adverse opinion. During fiscal 2001 and 2002, there were no disagreements between the Company and Mac Kay LLP, on any matters of accounting principals and practices, financial statement disclosure or procedure. The Company has now retained Berenfeld Spritzer Shechter and Sheer as its new independent auditors.


ITEM 8A. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with the participation of the Company's Chief Executive Officer and Chief Operating Officer Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer concluded as of the end of the period covered by this Form 10-KSB that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's fourth quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving the Company are as follows:

                NAME                       AGE                 POSITIONS HELD
                ----                       ---                 --------------
         Mitchell Steinberg                44                  Chairman & COO
         Robert McAllister                 47                  President & CEO

         The directors named above will serve until the next annual meeting of the our stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer. Our directors manage our affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

         Mitchell S. Steinberg. Since May 1997 Mr. Steinberg has served as the Chairman and Chief Operating Officer of Millennium National Events Inc. From 1993 through 1997 Mr. Steinberg was President of Cause Events a company that produced events throughout South Florida. In 1997 Millennium National acquired Cause Events.

         ROBERT G. MCALLISTER, 47. Mr. McAllister was Chairman & CEO of Titan Investment Corp. from 1992 to 1997. In 1998 Mr. McAllister started Supreme Promotions & Co, Inc., which was acquired by Millennium National Events in 2000. Mr. McAllister is President and CEO of Millennium National Events and will be responsible for raising capital, securing the company's credit lines and delivering on the company's commitment to growth though acquisition.

Employees

         Millennium has an average of 25 independent contractors that it hires almost continuously throughout the year to work at the independent events. On average these independents have been working for Millennium almost 5 years. Our contractors work for a daily wage plus a percentage of their concession. During out of town events our contractors are also paid a per diem living expense.

         We have no employees. We do not anticipate hiring any additional employees until our revenues or demand for our products reaches a sufficient level to mandate hiring additional employees. There are no family relationships among our officers, directors, or nominees for such positions. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

         We do not have an audit committee and instead, the Board of Directors assumes the responsibilities which would otherwise have been the audit committee. The Board of Directors has yet to designate a financial expert at this time, but expects to do so in the very near future.

ITEM 10. EXECUTIVE COMPENSATION.

         No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 29, 2004, there were 27,230,000 shares of our common stock, no par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.

         TITLE OF CLASS   BENEFICIAL OWNER        AMOUNT OWNERSHIP   PERCENT
         --------------   ----------------        ----------------   -------
         Common           Mitchell Steinberg*     11,600,000         42.6
         Common           Robert McAllister*      11,600,000         42.6

----------
* For purposes of this filing, the addresses of both Mr. Steinberg and Mr. McAllister is that of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The Exhibits listed below are filed as part of this Annual Report.

         EXHIBIT NO.                    DOCUMENT
         -----------                    --------

            3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 0-50057.

            3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 0-50057.

            31.1 Officers's Certification Pursuant to Section 302 Provided herewith

            32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         (1) Audit Fees billed for 2003 (year of inception) for professional services rendered by the principal accountant for the audit of the registrant's annual financial statement and review of financial statements included in the registrant's Form 10-kSB - $20,000.

         (2) Audit-Related fees for 2003 not reported under Item 9(e)(1) of
Schedule 14A - none

         (3) Tax Fees for 2003-none

         (4) ) All Other Fees for 2003 - none

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Millennium National Events

                                         By: /s/ Robert McAllister
                                            ------------------------------------
                                                 Robert McAllister, President

Date: August 12,  2004



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchel Steinberg               Director/COO              8/12/2004
----------------------------
Mitchel Steinberg


/s/ Robert McAllister               Director/President        8/12/2004
----------------------------
Robert McAllister

              NEW MILLENNIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                           SEPTEMBER 30, 2003 AND 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
New Millennium Development Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of New Millennium Development Group, Inc. and Subsidiary (a development stage company) as of September 30, 2003 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Millennium Development Group, Inc. and Subsidiary as of September 30, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from the shareholders or other sources to sustain operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Berenfeld Spritzer Shechter and Sheer
Certified Public Accountants
Sunrise, FL
March 26, 2004

CHARTERED                                       1100 - 1177 West Hastings Street
ACCOUNTANTS                                     Vancouver, BC  V6D 4T5
                                                Tel:  604-687-4511
                                                Fax:  604-687-5805
                                                Toll Free:  1-800-351-0426
                                                www.MacKayLLP.ca

Auditors' Report

To the Stockholders of
New Millennium Development Group Inc.


We have audited the consolidated balance sheet of New Millennium Development Group Inc. (a development stage company) as at September 30, 2002 and the consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasoncable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly inall material respects, the financial position of the Company as at September 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital form shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada.                               /s/ MacKay LLP
January 13, 2003                                 Chartered Accountants

              NEW MILLENNIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                        As of September 30, 2003 and 2002

                                                                  2003            2002
                                                               -----------    -----------
Current asset
     Cash                                                      $         7    $         7
     Amounts due from taxing authorities                            12,501         10,744
     Prepaid expenses and other current assets                          --         42,750
                                                               -----------    -----------
        Total current assets                                        12,508         53,501

Property and equipment, net                                             --         87,095

Total Assets                                                   $    12,508    $   140,596
                                                               ===========    ===========


Current liabilities
     Accounts payable and accrued liabilities                  $   164,069    $   193,267
     Loans payable                                                 418,367        419,209
     Due to affiliates                                             106,768         91,348
                                                               -----------    -----------
        Total current liabilities                                  689,204        703,824

Long-term debt                                                      39,306         39,306

Total Liabilities                                                  728,510        743,130
                                                               -----------    -----------


Common stock (50,000,000 authorized; $.001 par value
     9,379,500 and 10,295,000 shares issued and outstanding)         9,879         10,295
Additional paid-in capital                                       1,038,200        921,005
Deficit accumulated during the development stage                (1,764,081)    (1,533,834)
                                                               -----------    -----------
     Total stockholders' deficit                                  (716,002)      (602,534)
                                                               -----------    -----------

Total Liabilities and Stockholders' Deficit                    $    12,508    $   140,596
                                                               ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

              NEW MILLENNIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended September 30, 2003 and 2002 and Cumulative from Inception

                                              Cumulative from
                                            Inception (February      Year ended            Year ended
                                               19, 1997) to        September 30,          September 30,
                                            September 30, 2003          2003                  2002
                                            -------------------    -------------          -------------
Revenues                                           132,840                    --                70,100

Cost of sales                                       56,785                    --                32,169
                                                ----------           -----------           -----------

Gross profit                                        76,055                    --                37,931

General and adminstrative expense                1,530,237               162,184               248,258
                                                ----------           -----------           -----------

Net loss from operations                        (1,454,182)             (162,184)             (210,327)
                                                ----------           -----------           -----------

Other income (expenses)
     Write-off of advances
      and loans receivable                         (45,906)                   --                    --
     Loss on write-off of property and
      equipment                                    (68,063)              (68,063)                   --
     Loss on termination of lease                   (6,293)                   --                    --
                                                ----------           -----------           -----------
      Total other expenses                        (120,262)              (68,063)                   --
                                                ----------           -----------           -----------

Loss from continuing operations                 (1,574,444)             (230,247)             (210,327)
                                                ----------           -----------           -----------

Discontinued operations
     Gross profit                                   (1,718)                   --                    --
     Write-off of capitalized
      web-site design                              (24,699)                   --                    --
     Impairment of goodwill                       (163,220)                   --                    --
     Loss from discontinued operations            (189,637)                   --                    --
                                                ----------           -----------           -----------


Net Loss                                        (1,764,081)             (230,247)             (210,327)
                                                ==========           ===========           ===========

Basic and diluted loss per share                                     $     (0.02)          $     (0.02)
                                                                     ===========           ===========

Weighted average number
     of shares outstanding                                            11,735,865            10,379,136
                                                                     ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

              NEW MILLENNIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                   Additional          Stock        During the
                                                    Common                          Paid-in         Subcriptions    Development
                                                     Stock           Amount         Capital          Receivable         Stage
                                                   ----------       --------       -----------      ------------   ------------
Balance at February 19, 1997 and
    September 30, 1998                                     --       $     --       $        --        $      --      $        --

Stock issued for services                              20,000             20             1,980               --               --
Change in par value from no par to
    $.001 per share                                        --             --                --               --               --
Stock issued for cash                                  73,000             73             7,227               --               --
Stock split 32:1                                    2,976,000          2,976            (2,976)              --               --
Net loss                                                   --             --                --               --           (7,667)
                                                   ----------       --------       -----------        ---------      -----------

Balance September 30, 1999                          3,069,000          3,069             6,231               --           (7,667)
                                                   ----------       --------       -----------        ---------      -----------

Stock split 1.7:1                                   2,148,300          2,148            (2,148)              --               --
Cancellation of stock                              (1,122,000)        (1,122)            1,122               --               --
Common stock issuance for acquisition
    of subsidiary                                   2,000,000          2,000                --               --               --
Stock issuead per private placement                 3,200,000          3,200           796,800               --               --
Net loss                                                   --             --                --               --         (616,951)
                                                   ----------       --------       -----------        ---------      -----------

Balance at September 30, 2000                       9,295,300          9,295           802,005               --         (624,618)
                                                   ----------       --------       -----------        ---------      -----------

Net loss                                                   --             --                --               --         (698,889)
                                                   ----------       --------       -----------        ---------      -----------

Balance at September 30, 2001                       9,295,300          9,295           802,005               --       (1,323,507)

Common stock issued for services                    1,000,000          1,000           119,000               --               --
Common stock issued on exercise of
    warrants                                          800,000            800           199,200         (200,000)              --
Cancellation of common stock issued
    on exercise of warrants                          (800,000)          (800)         (199,200)         200,000               --
Net loss                                                   --             --                --               --         (210,327)
                                                   ----------       --------       -----------        ---------      -----------

Balance at September 30, 2002                      10,295,300         10,295           921,005               --       (1,533,834)
                                                   ----------       --------       -----------        ---------      -----------


Common stock issued for services                      684,400            684                --               --               --
Common stock issued in exchange
    for forgiveness of accounts
    payable                                           500,000            500           115,595               --               --
Cancellation of common stock                       (1,600,200)        (1,600)            1,600               --               --
Reverse split 1:100                                (9,780,705)            --                --               --               --
Fractional shares resulting from reverse
    split                                                (545)            --                --               --               --
Net loss                                                   --             --                --               --         (230,247)
                                                   ----------       --------       -----------        ---------      -----------

Balance at September 30, 2003                          98,250       $  9,879       $ 1,038,200        $      --      $(1,764,081)
                                                   ==========       ========       ===========        =========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

              NEW MILLENNIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended September 30, 2003 and 2002 and Cumulative from Inception

                                                    Cumulative from
                                                   Inception (February     Year ended         Year ended
                                                       19, 1997) to       September 30,      September 30,
                                                    September 30, 2003         2003              2002
                                                   -------------------    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                (1,764,081)          (230,247)          (210,327)
Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation                                          249,548             19,032             42,645
     Issuance of stock for services                         79,250                 --             77,250
     Write-off of advances and loans
       receivable                                           45,906                 --                 --
     Loss from write-off of property
       and equipment                                        68,063             68,063
     Loss on termination of lease                            6,293                 --                 --
     Write-off of capitalized web-based
       design                                               24,699                 --                 --
     Impairment of goodwill                                163,220                 --                 --
     Accrued interest                                       31,544             15,740
     Decrease in:
       Amounts due from taxing authorities                  (3,940)            (1,757)            (4,418)
       Prepaid expenses and other
         current assets                                     56,591             42,750                224
     Increase (decrease) in:
       Accounts payable and
         accrued liabilities                               135,413             (2,369)            94,147
                                                        ----------           --------           --------
Net cash provided by operating activities                 (907,494)          (104,528)            15,261
                                                        ----------           --------           --------

CASH FLOWS FROM INVESTING ACTIVIES
   Cash received on acquisition of
     subsidiary                                              5,984                 --                 --
   Purchase of property and equipment                     (173,405)                --                 --
                                                        ----------           --------           --------
Net cash provided by investing activities                 (167,421)                --                 --
                                                        ----------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                924,079            116,779                 --
   Lease inducement                                         21,707                 --                 --
   Advances to affiliate, net                               (2,937)            22,063                 --
   Proceeds from (repayments of) loans payable             177,589                 --             (6,584)
   Bank overdraft                                               --                 --             (7,407)
                                                        ----------           --------           --------
Net cash provided by financing activities                1,120,438            138,842            (13,991)
                                                        ----------           --------           --------

Effect of foreign exchange on cash flow items              (45,516)           (34,314)            (1,263)
                                                        ----------           --------           --------

NET INCREASE (DECREASE) IN CASH                                  7                 --                  7

Cash, beginning                                                 --                  7                 --
                                                        ----------           --------           --------

Cash, ending                                                     7                  7                  7
                                                        ==========           ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

              NEW MILLENIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended September 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

New Millennium Development Group, Inc. ("the Company") was incorporated on February 19, 1997 under the laws of Nevada as Core Systems, Inc. and changed its name to Angelaudio.com Inc. on April 15, 2000. On November 17, 2000 the Company changed its name to Whatsupmusic.com, Inc. On August 14, 2001 the Company changed its name to New Millennium Development Group, Inc. The Company is considered to be a development stage company as it has not generated significant revenues from operations.

On April 15, 2000, the Company acquired all the issued and outstanding shares of Angelaudio.com, a private company incorporated in the State of Nevada in return for the issuance of 2,000,000 common shares of treasury stock having a total par value of $2,000. Angelaudio.com subsequently changed its name to Angelaudio Systems, Inc. ("ASI"). The acquisition was accounted for using the purchase method with the results of operation of ASI included in the consolidated financial statements from the date of acquisition.

The Company abandoned its planned operation of an internet-based music retail business during the fiscal year ended September 30, 2002. The revenue and results of operations was reclassified as results from discontinued operations in the consolidated statement of operations. In addition, related goodwill and capitalized website development costs were written off in the consolidated statement of operations.

The Company is now pursuing a viable business to acquire in the events and promotions sector.

Principles of Consolidation

The consolidated financial statements include the accounts of New Millennium Development Group, Inc. and Angelaudio Systems, Inc. All significant inter-company balances and transactions have been eliminated upon consolidation.

              NEW MILLENIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended September 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount in the consolidated financial statements and accompanying notes.

Foreign Currency Translation

The United States dollar is considered to be the functional currency of the Company and its subsidiary. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate o the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the consolidated statements of operations.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and equipment

Property and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets using both the straight-line and accelerated methods. The estimated useful lives used to compute depreciation over 3 to 7 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

              NEW MILLENIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended September 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Revenue realized from CD replication is recognized at the time an order has been placed, fees have been determined, services have been performed and collection is considered possible.

Loss per share

Basic earnings per share are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net loss by the weighted number of common stock, common stock equivalents and stock options outstanding during the period.

Fair value of financial instruments

The carrying amount of cash and cash equivalents, taxes receivable, accounts payable and accrued liabilities and advances payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair market value of other financial instruments is provided by appropriate valuation techniques, based on information available at year-end

Income taxes

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax asserts if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement, among other things, requires that gains and losses related to extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion No. 30. The provision of Statement No. 145 related to the rescission of Statement No.4 should be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was

              NEW MILLENIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended September 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. The provision of Statement No. 145 did not affect the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The provision of Statement No. 146 did not affect the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to a company on a prospective basis to guarantees issued or modified after December 31, 2002. However, the disclosure requirements in FIN No. 45 are effective for a company's financial statements for periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others therefore the interpretation did not affect the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 does not alter the provisions of SFAS 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS 148 provides alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148.

              NEW MILLENIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended September 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2003, the FASB issued Interpretations No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or "SPEs"). The Company does not have any variable interest entities as defined by FIN No. 46.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." The provisions of this statement are effective for all derivatives and hedging activities entered into after June 30, 2003. The Company does not expect SFAS No. 149 to have a material effect on its financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its financial statements.

In July 2003, the EITF reached a consensus that all gains and losses (realized and unrealized) on derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. However, the EITF recognized that there may be contracts within the scope of SFAS 133 considered not held for trading purposes that warrant further consideration as to the appropriate income statement classification of the gains and losses. In EITF 03-11, the EITF clarified certain criteria to use in determining whether gains and losses related to non-trading derivative instruments should be shown net in the income statement. The adoption of EITF 03-11 did not have a material effect on the Company's financial position, results of operations or cash flows.

              NEW MILLENIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended September 30, 2003 and 2002

NOTE 2 - GOING CONCERN

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the Untied States of America, with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments and classifications that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have been primarily funded by advances from shareholders and officers and from the issuance of common stock. Continued operations of the Company are dependent on the Company's ability generate additional funds in the future. Management's plan in this regard is to merge with a viable operating company and secure additional funds through equity financings.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

                                           2003         2002
                                         --------     ---------

         Furniture and equipment         $     --     $ 185,600
         Computer hardware                     --         5,746
         Computer software                     --        16,789
                                         --------     ---------
                                               --       208,135
         Accumulated depreciation              --      (121,040)
                                         --------     ---------
         Property and equipment, net     $     --     $  87,095
                                         ========     =========

As of September 30, 2003, management determined that fixed assets had no fair value and were deemed to be obsolete. As a result, the Company wrote off the remaining book value to zero and recognized a loss on impairment of $68,063.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

On February 1, 2002 the Company entered consulting and advisory service agreements with three separate individuals related to the Company. The agreements provide for total services valued at $120,000 to be provided in exchange for 1,000,000 shares of Common Stock at a price of $0.12 per share. The consulting fees were recorded as prepaid expenses and amortized over one year. The asset was fully amortized as of September 30, 2003.

              NEW MILLENIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended September 30, 2003 and 2002

NOTE 5 - ADVANCES PAYABLE

Advances payable are due to a public company with a former common officer. The advances are non-interest bearing and do not specify a maturity date.


NOTE 6 - NOTES AND LOANS PAYABLE TO RELATED PARTIES

                                                          2003         2002
                                                        --------     --------

         Note payable to officer, no maturity date,
         10% interest per year                          $168,848     $168,848

         Note payable to officer, no maturity date,
         no stated interest                              186,231      186,762

         Loan payable to officer, no maturity date,
            no stated interest                            63,288       63,599
                                                        --------     --------

         Total                                          $418,367     $419,209
                                                        ========     ========

Accrued interest of $13,220 is included in accounts payable and accrued expenses as of September 30, 2003 and 2002.

NOTE 7 - LONG-TERM DEBT

The Company has a note payable to an officer and unrelated party with a stated interest rate of 8% per year and no maturity date. The balance is considered long-term as the Company has no obligation to pay any or all of the debt in the next year. Accrued interest of $4,000 is included in accounts payable and accrued expenses as of September 30, 2003 and 2002

NOTE 8 - COMMON STOCK AND STOCK OPTIONS

In March of 2002, the Company issued 1,000,000 shares of common stock in exchange for certain professional services rendered valued at $120,000. The Company also issued 800,000 shares in connection with the exercise of warrants. As a result of the transaction, the Company recorded a stock subscription receivable of $200,000. In September 2002, the Company cancelled the 800,000 shares as it was determined that the subscription receivable was not collectible.

              NEW MILLENIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended September 30, 2003 and 2002

NOTE 8 - COMMON STOCK AND STOCK OPTIONS (CONTINUED)

In addition to the warrants exercised and subsequently cancelled above, another
2.4 million unexercised warrants expired during the year ended September 30, 2002.

The Company issued and subsequently cancelled 2 million stock options at a weighted average exercise price of $1 per share during the year ended September 30, 2002. No options remain outstanding at September 30, 2003.

During 2003, the Company issued shares to various parties in exchange for services. As there was no discernable fair market value of the stock at the times of issuance, the services were valued at par value and $684 recorded as consulting expense.

In June 2003 the Company canceled and returned to treasury 1,600,200 and shares of common stock.

On August 27, 2003, the Company issued 500,000 shares of its $0.001 par value common stock to a Canadian company in exchange for the forgiveness of accrued professional fees of approximately $116,000.

On September 1, the Board of Directors authorized a 100:1 reverse split of all outstanding common shares, resulting in 545 fractional shares and total shares outstanding of prior to the above discussed issuances.

NOTE 9 - RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued expenses is consulting fees paid to a former officer of the Company for consulting fees. The amount payable is $34,240 as of September 30, 2003 and 2002.

NOTE 10 - COMMITMENTS AND CONTINGENCIES


On August 27, 2003, the Company executed a letter of intent to exchange common shares with the shareholders of Millennium National Events, Inc., a Florida corporation. The acquisition was completed on January 15, 2004. The Company has agreed to issue 23,200,000 shares of its common stock at $.001 par value, for the purchase of Millennium National Events, Inc. and Subsidiary. Upon completion of the exchange, Millennium National Events, Inc. will become a wholly owned subsidiary of the Company. In accordance with Staff Accounting Bulletin Topic 2A this transaction will be recorded as a reverse acquisition, as the transaction will give the owners of the acquired entity control over the Company. As a

              NEW MILLENIUM DEVELOPMENT GROUP, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended September 30, 2003 and 2002

result, Millennium National Events and Subsidiary will become the registrant with respect to future filings.

The stock issued to the shareholders of Millennium National Events Inc. and Subsidiary will be subject to the restrictions in accordance with SEC Rule 144, and among other requirements, cannot be sold for one year after receipt.