Form 10-K
period 2007-12-31
NEW MILLENNIUM DEVELOPMENT GROUP INC/
filed 2008-07-18
CIK 1082121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 000-26493

EXTENSIONS, INC (Name of small business issuer in its charter)

NEVADA	88-0390251
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
770 South Post Oak Lanel Suite 330 Houston, TX 77056 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:    (832) 487-8689

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2007 was approximately $181,000 based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the NASD OTC-NQB of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, as of July 15, 2008, was 94,374,853  shares.

Extensions, Inc.
(formerly Millennium National Events, Inc.)

PART I

Cautionary Statement about Forward-Looking Statements

        This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under “Risk Factors.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

        The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The company was incorporated under the laws of the State of Nevada on February 19, 1997.  The company ceased all operating activities during the period from October 1, 2003 to December 31, 2005 and was considered dormant.  Since October 6, 2006, the company is in the development stage, and has not commenced planned principal operations.  The company also was delinquent on its filing with the Secretary of State for Nevada and as a result was not a corporation in good standing until October 30, 2006.

Prior to approximately October 1, 2003, Millennium National Events, Inc. was an operating company with its common shares listed for trading on the OTCBB market.  The company failed to remain current on its SEC filing requirements and as a result was demoted to the Pink Sheets.  The company has not filed any periodic reports since the report filed for the third quarter of 2003.  Subsequently, the Company ceases all business operations and has been dormant since approximately October 1, 2003.  During the same period, all the Company’s officers and directors ceased acting on behalf of the Company and abandoned their obligations to the Company and its shareholders.  As a result, the Company was considered to be dormant from October 1, 2003 to December 31, 2005.

On August 18, 2006, a complaint was filed in the Superior Court for Washoe County, Nevada seeking the appointment for custodian for the Company under Nevada Revised Statutes 78.347(2).  On October 6, 2006, a custodian was appointed to the Company and commenced an investigation of the assets, liabilities, business, management, condition and liabilities of the Company.

In August 2007, we changed our name from Millennium National Events, Inc. to Extensions, Inc.  We are in the business of developing, operating, and marketing information architecture solutions to assist in solving and creating awareness concerning complex problems and issues.    Our first solution we have been developing is an interactive online community dedicated to constantly improving the way people with cancer manage their disease.

We intend that this interactive community will serve as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, recreation and rehabilitation providers, employers, and other patients who are considered survivors of cancer.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The Company is currently developing a beta version of the website.  Our headquarters are located at 770 South Post Oak Lane, Suite 330, Houston, TX 77056. Our company website is www.ext.com.

More than 1,300,000 people will be diagnosed with cancer this year in the United States1.  There are more than 10,200,000 cancer survivors today in the United States alone, and over 24,000,000 cancer survivors worldwide2.  We believe Extensions offers a new solution to the difficulties faced by this market.  Persons who are diagnosed with cancer face a multitude of challenges that directly affect their lives and the lives of their friends and family.  Founded by cancer advocates and built by internet industry veterans, Extensions, Inc. intends to bring together content and tools ranging from specialized health information, social networking and daily living resources in a single interactive community.

We intend to promote our website, www.ext.com, by primarily implementing a combination of national and regional advertising campaigns, both online and offline, as well as organic and direct response marketing intended to encourage people to visit our site. We believe that the current state of fragmentation of cancer related information and community-oriented websites will draw cancer patients, survivors, and caregivers to our community and contribute to its growth and success.

Our Target Market

In the U.S. alone, it is estimated that there are more than 10 million cancer survivors.  Worldwide, that figure is over 24,000,000 million survivors.  A total of 1,437,180 new cancer cases and 565,650 deaths from cancer are projected to occur in the United States in 20083.  This makes cancer the leading cause of death for people under the age of 85 years old4. We believe that not only do the millions of persons living with cancer have a need and desire for a comprehensive resource aimed at their disease, but their immediate family, friends, caregivers, recreation and rehabilitation providers, and employers can also utilize such a comprehensive resource.

Our Product

Our cancer social network will be an interactive online community dedicated to serving the specific needs of cancer patients and their caregivers.  The site focuses on the patient researching their disease and assist in finding, organizing and managing their own cancer support network.  The goal of these support networks is to assist the patient in conserving needed energy by lightening the burden associated with their own daily trials and tribulations with the hope that the energy conserved can be leveraged into a higher level of patient activity and a stronger determination to fight.  The primary components of our website are content, community, and Micro Support Networks,(MSN’s) each of which serves as a gateway and complementary resource to the other.

         Content

Extensions, Inc. cancer community intention is to provide a broad spectrum of cancer related research and information designed to help people research their disease, organize their resources, and become empowered to overcome their disease.  Visitors have the option of searching by keyword or category or go directly to information that addressed a specific element of their cancer roadmap.  All of Extensions content will be organized into grouped data according to cancer type, treatment, and clinic, and is cross indexed with patient experiences.

•	Cancer Type – comprehensive information on each of the 233 different types of cancer.

•	Cancer Treatments – will provide information relating to each of the approved chemotherapy drugs, radiation treatments, surgery techniques and hormone therapies.

•	Complementary and Alternative Medicines – will provide information relating to over 5,100 complementary and alternative cancer therapies.

•	Oncologists and Clinics – will provide information relating to oncologists and clinics from around the world.

Extensions, Inc.  plans on identifying and entering into independent contractor agreements with individuals (the “Content Providers”) in several specialties to provide current medical journal reviews and summaries as well as other written materials to be used by the Company on the website.

b
[1]
See “Quick Facts: Economic and Health Burden of Chronic Disease” on posted on the U.S. Department of Health and Human Services Center for Disease Control and Prevention’s website:  www.cdc.gov/nccdphp/press/index.htm

[2]	www.nih.gov
[3]	CA Cancer J Clin 2008; 58:71-96; doi: 10.3322/CA.2007.0010, http://caonline.amcancersoc.org/cgi/content/short/58/2/71.
[4]	CA Cancer J Clin 2008; 58:71-96; doi: 10.3322/CA.2007.0010, http://caonline.amcancersoc.org/cgi/content/short/58/2/71.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Social Support Network

Will provide a Social Support Network for cancer patients and their friends and family to coordinate support activities and research treatment on behalf of the cancer patient.  The Social Support Network will be designed to engage participants in such a way that they visit and participate interactively on the site at a high frequency, thereby increasing site visits, repeat visitors, and time-on-site metrics.

Discussions and Patient Contribution

Will provide the online community with a forum for discussion and contribution of patient experience related to specific cancer topics.  This discussion forum will be made up of variations of personal blogs, commentary, and member chat.

Affiliate Groups

Will allow the online community with a method of joining various affiliate groups related to a specific cancer topic.  These groups will serve as a forum for discussion, collaboration, and community feedback through comments posted to the group.

Print Media

Will allow its members to convert the cancer research they have done on our site to a printed format for offline viewing.

Website Development and Hosting

Extensions, Inc. has not yet identified or entered into any development agreement with any web development companies.  Management will continue to search for a website development partner.  Upon identification of a website development partner, Extensions, Inc. will seek out a website hosting company.

Website Advertising & Sponsorships

We expect our largest source of revenue to be from website advertisement and sponsorship sales. Advertising and sponsorship fees and rates will vary depending on page, placement, and size of the advertisement on the website. Premium fees will be charged for home page and section sponsorships while a lesser fee will apply to run scheduled advertisements which continuously rotate throughout the website. We anticipate that manufacturers of cancer-specific pharmaceuticals, products, and services will make up a large percentage of advertisement and sponsorship sales. However, we are promoting our advertising to a broad base of industries, including companies in the consumer products, travel, tourism, and other industries.

Potential Market

Cancer is a growth industry, current patterns predict a doubling of cancer diagnosis from 1.3 million in 2000 to 2.6 million in 2050. At the same time, the number of cancer patients who are age 85 and older is expected to increase four-fold.5.

In the U.S. alone, it is estimated that there are more than 10 million cancer survivors6.  Worldwide, that figure is more than 24 million survivors7.

This year, in the US alone, 1.3 million people will be diagnosed with cancer for the first time and 556,000 people will die of the disease8.  This makes cancer the leading cause of death for people under the age of 85 years old9.  The latest stat we have for the impact of Cancer in the US is from 2006, the direct cost of cancer was approximately $78 Billion for direct medical costs and an estimated $128 Billion for indirect costs (such as lost productivity and labor) bringing the total economic impact to $206 Billion10.  This equates to an average direct medical cost of $60,454 per patient per year and a lost productivity cost of $97,454 per patient per year11.

The following chart, which is posted on the U.S. Department of Health and Human Services Center for Disease Control and Prevention’s website, provides evidence of the potential size of our market.

[5]	Edwards et al. 2002, Annual Report to the Nation on the Status of Cancer
[6]	http://www.nih.gov/
[7]	http://www.nih.gov
[8]
See “Quick Facts: Economic and Health Burden of Chronic Disease” on posted on the U.S. Department of Health and Human Services Center for Disease Control and Prevention’s website:  www.cdc.gov/nccdphp/press/index.htm

ITEM 1. DESCRIPTION OF BUSINESS - continued

Quick Facts: Economic and Health Burden of Chronic Disease

Disease/ Risk Factors	Morbidity (Illness)	Mortality (Death)	Direct Cost/Indirect Cost
Cancer	About 1.3 million people in the U.S. are diagnosed with cancer each year. Cancer is the second leading cause of death in the United States.	In 2003, an estimated 556,000 people died of cancer.
NIH estimates that the overall costs for cancer in the year 2006 at 206 billion: of this amount, $78 billion for direct medical costs and more than $128 billion for indirect costs such as lost productivity.

Competition

We will be competing in the market for internet services and information which is a highly competitive and volatile market. We compete with other both for profit and nonprofit medical information websites such as PatientsLikeMe.com, WebMD.com, RevolutionHealth.com and Healthcommunities.com for our medical information services. However, our community is targeted and dedicated to persons living with or directly affected by cancer which we believe provides us a competitive advantage versus general medical information or diagnosis-oriented websites.

We compete with other social networking websites for social networking services such as MySpace.com, Friendster.com, Facebook.com, Bebo.com, Xanga.com, Ning.com, eHarmony.com, and Match.com. We hope to develop a loyal client base through the social networking aspect of the website, which in-turn will help generate advertising and sponsorship sales specifically targeted to consumers of cancer related products and services. We believe we have a competitive advantage over general social networking sites because we are targeting, through a broad array of content, community, and other services, a specific group of persons with specific consumer and information needs.

We compete with large general internet service companies such as Google, Inc., Yahoo!, Inc., Microsoft, Inc., and America Online for online marketing and advertising. However, because our website content is specifically targeted to persons living with or directly affected by cancer, the Company believes that the general nature of these large general internet service companies renders them unable to target the cancer market as effectively as Extensions.

Patents and trademarks

We have created a portfolio of intellectual property assets, consisting of the following three provisional patents:

Cause Based Social Support Network (Provisional Patents Number: 61038124)

The Cause Based Social Support Network (SSN) is an evolution of the traditional social network that organizes its users for a greater social good, or cause.  SSNs are made up of miniature social networks, called Micro Support Networks, which revolve around a single user, or Beneficiary, who is facing a personal challenge or obstacle related to the Cause;

Volunteer Appreciation and Monetization of Goodwill at the Point of Impact (Provisional Patent Number:  61038087)

The Volunteer Appreciation and Monetization of Goodwill at the Point of Impact, also known as the “Goodwill Generator,” is a technology which we have created with the intention of  allowing charity based organizations the opportunity to monetize the goodwill of their volunteer base and redirect the new goodwill created via their volunteers to a specific cause or problem.  Our intention is to empower charities with this technology with the intent of redirecting the “goodwill created” to serve to the benefit of  our members in solving problems or organizing a cause.;

The Creation of a Mission Adaptive Plan as an Experience Based Navigation System in Converting Social Networks and their Activity into A User Generated Content Based Search Engines (Provisional Patent  Number: 61052407)

To assist the user with the navigation of all the site’s Information Group Pages (IGP’s), each user is equipped with a MAP.  A MAP stands for Mission Adaptive Plan and it is an intuitive search tool used to direct the user to content that is relevant to their data search and specific real life situation.   Our intention is that the MAP will serve as the as the backbone of every User’s experience within our network.

[9]	http://www.cdc.gov/nccdphp/press/index.htm
[10]
See “Quick Facts: Economic and Health Burden of Chronic Disease” on posted on the U.S. Department of Health and Human Services Center for Disease Control and Prevention’s website:  www.cdc.gov/nccdphp/press/index.htm

[11]	$60,454 calculation based upon $78 billion divided by 1.3 million people. $97,454 calculation based upon $128 billion divided by 1.3 million people.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Effect of existing or probable government regulations on the business.

FTC and FDA regulation of drug and medical device advertising and promotion.

The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials of pharmaceutical or medical device companies, including direct-to-consumer prescription drug and medical device advertising. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, based on FDA requirements, companies must limit advertising materials to discussions of FDA-approved uses and claims.

Information that promotes the use of pharmaceutical products or medical devices that is put on our website will be subject to the full array of the FDA and FTC requirements and enforcement actions. The FDA and FTC would most likely be focused on the advertisements placed on our pages, any other pharmaceutical information found in our education pages, and the products sold through our e-commerce site. The FTC and FDA look for editorial independence from advertisers and sponsors in informational or educational discussions of regulated pharmaceuticals or medical devices. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our website violates FDA or FTC regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes.

Drug Advertising.

The Federal Food, Drug, and Cosmetic Act, or FDC Act, requires that prescription drugs be approved for a specific medical indication by the FDA prior to marketing. Marketing, advertising or otherwise commercializing products prior to approval is prohibited. Upon approval, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs sold throughout the United States which may only be promoted and advertised for their approved indications. The labeling and advertising must not be false or misleading, and must present all material information, including risk information. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

The FDA regulates the safety, effectiveness, and labeling of over-the-counter drugs. Together, the FDA and FTC require that OTC drug formulation and labeling comply with FDA approvals or regulations and the promotion of OTC drugs must be truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general can also bring enforcement actions for alleged unfair or deceptive advertising.

Any increase in FDA regulation of the online advertisements of prescription drugs could make it more difficult for us to obtain advertising and sponsorship revenue. Only recently has the FDA relaxed its formerly restrictive policies on direct to consumer advertising of prescription drugs. If the FDA changes its policies to make them more restrictive, this could also make it more difficult for us to obtain advertising and sponsorship revenue.

FTC regulation of general internet advertising and marketing.

The FTC regulates internet advertising under the Federal Trade Commission Act which allows the FTC to act in the interest of all consumers to prevent deceptive and unfair acts or practices. The FTC requires that advertisements be true and not misleading to consumers and that they be substantiated. The FTC also requires clear and conspicuous disclosures.

Failure to comply with the FTC’s prohibition of false or misleading claims in advertisements could result in enforcement actions or civil lawsuits for fines and civil penalties. We believe that we have taken steps to protect our company from liability for displaying or disseminating ads in violation of these regulations through our advertising agreements and Company advertising policy. However, a regulatory authority may find that the Company has violated the advertising regulations and may bring an enforcement action against the Company.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Medical Professional Regulation

Most states regulate the practice of medicine requiring professional licensing. Some states prohibit business entities from practicing medicine. We do not believe that we are engaged in the practice of medicine, but rather we provide information to the general public. The Company has agreements with licensed medical professionals who provide educational information in the form of content for the Company’s website. We do not, and do not intend to, provide professional medical advice, diagnosis or treatment through our website. A state may determine that some aspect of our business violates that state’s licensing laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician’s use of the Company’s online directory will comply with these or other state laws regulating professional practice. It is possible a state or a court may determine we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers.

Consumer Protection Regulation

Advertising viewed by visitors on our website and consumer sales from our e-commerce website are subject to federal and state consumer protection laws which regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below. Most state consumer protection laws are enforced by the Attorneys General of each state.

COPPA

The Children’s Online Privacy Protection Act (“COPPA”) protects personal information of children under the age of 13 disclosed online by prohibiting unfair or deceptive acts or practices in connection with the collection, use, and/or disclosure of personal information from and about children. Our website does not target children under 13, nor do we plan to allow anyone under the age of 18 to register as a member. Therefore, the Company will not knowingly be collecting the personal information of children under the age of 13.

CAN-SPAM

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates commercial emails and provides recipients the right to request the sender to stop sending messages. CAN-SPAM establishes penalties for sending commercial email which are intended to deceive the recipient as to source or content. We plan on sending commercial emails to members or other users of our site. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes.

Employees

As of December 31, 2007 we had 2 employees, 2 of which are full time and 0 are part time.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.

RISKS RELATED TO OUR BUSINESS

We have a lack of operating history and lack of revenues from operations.

To date we have only realized nominal revenues and have limited operating history. Our only significant asset is the business plan. Our ability to successfully generate revenues from our future website is dependent on a number of factors, including availability of funds to continue to add content to the site, to adequately develop and maintain the website as outlined in our business plan, to commercialize our website through advertising, sponsorships and strategic alliances, and to attract and retain visitors to our site. There can be no assurance that we will not encounter setbacks with our website. We do not expect our current resources to carry us until we reach cash flow positive;  capital needs may arise or we may deem that it is appropriate to raise additional funds for general corporate and working capital purposes. If an unexpected capital need arises we cannot assure you that capital will be available on reasonable terms, if at all. Therefore, the inability to raise additional funds, either through equity or debt financing, could materially impair our ability to generate revenues.

ITEM 1A. RISK FACTORS - continued

There are many risks associated with forward-looking information.

Much of the information presented in our business plan contains forward-looking statements. Although we believe the forward-looking statements have reasonable bases, we cannot offer any assurance that we will be able to conduct our operations as contemplated.

The business of providing services over the internet is difficult to evaluate and our business model is unproven.

Because we have not begun operations, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is emerging. We may never achieve favorable operating results or profitability.

We may be unable to generate significant advertising or sponsorship revenues.

We expect to derive a significant portion of our revenues from advertising and sponsorship on the Ext.com website. We may not, however, be able to generate adequate advertising or sponsorship revenues. There are no widely accepted standards that measure the effectiveness of web advertising. Advertisers and sponsors that have traditionally relied on other advertising media may be reluctant to advertise on the web. Advertisers that already have invested substantial resources in other advertising or sponsor methods may be reluctant to adopt a new strategy and our business would be adversely affected.

Different pricing models are used to sell advertising on the internet. It is difficult to predict which, if any, will emerge as the industry standard. The proliferation of websites across the internet may cause advertising and sponsor pricing levels to exist or evolve which are below levels originally anticipated in the Company’s business plan. This makes it difficult to project future advertising and sponsor revenues. Moreover, certain security, filtering and proprietary software programs that limit or prevent certain types of advertising from being delivered to a web user’s computer are available. Widespread adoption of this software could adversely affect the commercial viability of web advertising.

There is no assurance that we will be successful in expanding our operations and, if successful, managing our future growth.

We have not launched our website and are still in development. Payments for website development and expansion of our operations have and will result in significant operating costs. If we are unable to generate revenues that are sufficient to cover our significant operating costs, our results of operations will be materially and adversely affected. In addition, we may experience periods of rapid growth, including increased staffing levels. Such growth will place a substantial strain on our management, operational, financial and other resources. Moreover, we will need to train, motivate and manage employees and partners, as well as attract sales, technical and other professionals. Any failure to expand these areas and implement such procedures and controls in an efficient manner and at a pace consistent with our business objectives would have a material adverse affect on our business, financial condition and results of operations.

We are dependent on our key personnel, and the loss of any could adversely affect our business.

We depend on the continued performance of various consultants including computer programming, legal and business development.

If we lose the services of any of the foregoing individuals, and are unable to locate suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. We do not have, and we do not expect to obtain, key man life insurance for any members of management in the foreseeable future.

We face significant competition; and, our competitors may have greater resources or research and development capabilities than we have, and we may not have the resources necessary to successfully compete with them.

Our business has been to create an interactive online resource for people living with or directly affected by cancer  We are currently not aware of any significant competitors commercially selling this resource; however, the online marketplace for general healthcare information, resources and services is intensely competitive, rapidly evolving and subject to rapid technological change. As we continue to develop and launch modifications and updated releases of our website, we have found the internet and advertising business is highly competitive, and we may face increasing competition. Additionally, we are aware that many of our potential competitors operating in the online marketplace for general healthcare information, resources and services have greater financial and technical resources, more experience in research and development, and more established marketing and distribution capabilities than we have. Some of our large customers may also complete with us. These organizations are also better known and have more customers. We may be unable to compete successfully against these organizations if they expand their focus and operations to directly target our marketplace serving people living with or directly affected by disabilities or functional limitations.

ITEM 1A. RISK FACTORS - continued

We also compete for visitors, members, consumers, content and service providers, advertisers, sponsors, partners and acquisition candidates with the following categories of companies:

•
online services or websites targeted to the healthcare industry and healthcare consumers generally, including webmd.com, medscape.com, pol.net, ivillage.com, medcareonline.com, mediconsult.com, betterhealth.com, drkoop.com, onhealth.com, healthcentral.com and thriveonline.com;

•	publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish websites;

•	general purpose consumer online services and portals which provide access to healthcare-related content and services;

•	public sector and non-profit websites that provide healthcare information without advertising or commercial sponsorships;
•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging; and

•	web search and retrieval services and other high-traffic websites.

We face significant competition from traditional media companies which could adversely affect our future operating results.

We also compete with traditional media companies for advertising.  Most advertisers currently spend only a portion of their advertising budgets on internet advertising. If we fail to persuade advertisers to spend a portion of their budget on advertising with us, our revenues could decline and our future operating results could be adversely affected.

Performance or security problems with our website could negatively impact our business.

Our success depends greatly on (i) the successful launch and ongoing development of our website, and (ii) maintaining the site to minimize delays and systems problems. Our customer satisfaction and our business could be harmed if we or our customers experience system delays, failures or loss of data. The occurrence of a major catastrophic event or other system failure at any of our or our vendor facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of internet connections from customers to our systems and vendors. These connections, in turn, depend on the efficient operation of Web browsers, internet service providers and internet backbone service providers, all of which have had periodic operational problems or experienced outages.

A material security breach could damage our reputation or result in liability. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of internet security could deter people from using the internet or from conducting transactions that involve transmitting confidential information, including confidential healthcare information. Therefore, it is critical that these facilities and infrastructure remain secure and are perceived by the marketplace to be secure.

Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

Technology may change faster than we can update our applications and services.

Medical information exchange is a relatively new and evolving market. The pace of change in this market is rapid and there are frequent new product introductions and evolving industry standards. We may be unsuccessful in responding to technological developments and changing customer needs. In addition, our applications and services offerings may become obsolete due to the adoption of new technologies or standards.

We will depend on service and content providers to provide information and data feeds on a timely basis. Our website could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our members and consumers depend on internet service providers, online service providers and other website operators for access to our websites. All of them have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing members, consumers, strategic partners, advertisers or sponsors and, if sustained or repeated, could reduce the attractiveness of our services.

ITEM 1A. RISK FACTORS - continued

If we are unable to provide services which generate significant traffic to our websites, or we are unable to enter into distribution relationships which drive significant traffic to our websites, our business could be harmed, hampering our ability to increase our revenues.

The success of our business plan is largely dependent on the number of page views and subsequently advertising and sponsorship revenue. Our marketing plan is measured by the number of page views or website hits we receive. Although management has based its estimates on what it believes to be reasonable assumptions, there can be no assurance that the number of page views can be accurately predicted, which in turn will substantially impact the ability to attract the requisite purchasers with spending power as well as advertisers and sponsors to our site, who advertise based on website traffic numbers. A material reduction in our website hits will substantially affect our business plan, projected revenues and net income.

The majority of our revenues will be derived from advertising and sponsorships, and the reduction in spending by or loss of current or potential advertisers or sponsors would cause our revenues and operating results to decline.

The majority of our total revenues will come from advertising and sponsorships.  Our ability to grow advertising and sponsorship revenue depends upon:

•	growing and retaining our user base;
•	attracting new and broadening our relationships with existing advertisers and sponsors;
•	attracting advertisers and sponsors to our user base;
•	increasing demand for our advertising and sponsorships;
•	deriving better demographic and other information from our users; and
•	driving continued and increased acceptance of the web by advertisers and sponsors as an effective advertising medium.

Advertising agreements often have payments contingent upon guaranteed minimum usage, impressions, or click-through levels.  Accordingly, it is difficult to forecast certain advertising revenues accurately.  Any reduction in spending by or loss of existing or potential future advertisers or sponsors would cause our revenues to decline.  Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

Decreases or delays in advertising spending by our advertisers or sponsors due to general economic conditions could harm our ability to generate advertising revenue.

Expenditures by advertisers and sponsors tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Since we expect to derive the majority of our revenues from advertising, any decreases in or delays in advertising or sponsorship spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

If we are unable to acquire compelling content at reasonable costs or if we do not develop compelling content, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

Our success depends in part upon our ability to create; license and aggregate compelling content from third parties, and deliver that content through our website.  We plan on providing audio and video content to our users, and we believe that users will increasingly demand high-quality audio and video content, including user-generated content, such as interviews, speeches, news footage,  and other specialized content.  Such content may require us to make substantial payments to third parties from whom we license or acquire such content.  Our ability to maintain and build relationships with third-party content providers is critical to our success.  In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover these new devices.  Also, to the extent that Ext.com develops content of its own, Ext.com’s current and potential third-party content providers may view our services as competitive with their own, and this may adversely affect their willingness to contract with us.  We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain.  In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content on terms agreeable to us.  An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition.  Further, many of our content licenses with third parties are non-exclusive.  Accordingly, other webcasters and other media such as radio or television may be able to offer similar or identical content.  This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Ext.com from other businesses.  If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Ext.com, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

We create, own and maintain a wide array of intellectual property assets, including copyrights, trademarks, trade secrets and rights to certain domain names, which we believe are among our most valuable assets.  We seek to protect our intellectual property assets through copyright, trade secret, trademark and other laws of the United States, and through contractual provisions.  The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights.  In addition, effective trademark, copyright and trade secret protection may not be available or cost-effective in every country in which our website and media properties are distributed or made available through the internet.  There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages.  Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our products and media properties.  We realize that third parties may, from time to time, copy significant content available on Ext.com for use in competitive internet services.  Protection of the distinctive elements of Ext.com may not be available under copyright law.  If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced.  Any impairment of our brand could negatively impact our business.  In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

ITEM 1A. RISK FACTORS - continued

We may in the future be subject to intellectual property infringement claims, which are costly to defend, could result in significant damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

Third parties may in the future assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights or failure to maintain confidentiality of user data.  In addition, third parties may make trademark infringement and related claims against us. As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims.  In the event that there is a determination that we have infringed third-party proprietary rights such as copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively.  We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.  In addition, many of our agreements with our customers or affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages.  The occurrence of any of these results could harm our brand and negatively impact our operating results.

We are subject to United States and foreign government regulation on internet services which could subject us to claims and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of internet services both domestically and internationally.  The application of existing domestic and international laws and regulations to Ext.com relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of services, telecommunications and intellectual property ownership and infringement in many instances is unclear or unsettled.  In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities.  Further, the application of existing laws to Ext.com regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.  Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of federal laws, including those referenced below, impact our business.  The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.  Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third party content.  Ext.com relies on the protections provided by both the DMCA and CDA in conducting its business.  Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.  The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.  In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.  The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them.  Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our users and partners.  In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us and ultimately in a loss of users, partners or advertisers, which could adversely affect our business.

There are a large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concerning privacy issues related to our business. We cannot accurately predict whether or when such legislation may be adopted.  Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues.  In addition, the interpretation and application of user data protection laws are in a state of flux.  Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

ITEM 1A. RISK FACTORS - continued

RISKS RELATED TO OUR SECURITIES

We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

We expect our cash on-hand, to be insufficient for our corporate needs until we project being cash flow positive. However, estimates for expenses, as well as our market approach and timing may change and we may decide to attempt to obtain additional debt or equity financing during 2008. Further, we may determine that it is appropriate to raise additional capital for working capital and general corporate purposes. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause dilution to your investment and could also cause the market price of our common stock to decline.

We do not plan to pay dividends on our common stock.

We do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future. Accordingly, investors in our common stock must rely upon subsequent sales after price appreciation as the sole method to realize a gain on an investment in our common stock. There are no assurances that the price of our common stock will ever appreciate in value particularly if we continue to sustain operating losses. Investors seeking cash dividends should not buy our common stock.

We currently have a limited trading market as there is limited liquidity on the OTC  which may impact your ability to sell your shares.

Currently our shares of our Common Stock are traded on the NASD — OTC NQB. However, there is limited trading volume in our shares. When fewer shares of a security are traded on the OTC NQB, price volatility may increase and price movement may outpace the ability of the OTC NQB deliver accurate quote information. If low trading volumes in our common stock continue, there may be a lower likelihood of orders for shares of our common stock being executed, and current prices may differ significantly from prices quoted by the OTC NQB at the time of order entry.

Our common stock is subject to the penny stock rules which limits the market for our common stock.

Because our stock is traded on the NASD-OTC NQB, if the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

There may be a greater risk of fraud on the NASD-OTC NQB.

NASD-OTC NQB securities are more frequently targets for fraud or market manipulation because they are not regulated as closely as securities listed on exchanges. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of market prices. While there is regulation of the NASD-OTC NQB, it is not as comprehensive as the regulation of the listed exchange. If this should occur, the value of an investment in our common stock could decline significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

In August 2007 we entered into a Sublease Agreement for the lease of office space at 770 South Post Oak Lane, Suite 330, Houston Texas  77056 which we use as our corporate offices. The sublease commenced August 1, 2007 and terminates on July 31, 2009. We pay $350 per month under the terms of the sublease.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of our common stock began trading on the NASD – OTC NQB Board on February 1997. As of December 31, 2007, there were approximately 62 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in ‘street name.’

Our transfer agent is Transfer Online, Inc., 317 Alder Street, 2nd Floor, Portland  Oregon 97204.

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

Quarter ended	High	Low

March 30, 2007	$ 17.00	$ 1.50
June 30, 2007	$ 7.00	$ 7.00
September 30, 2007	$ 13.00	$ 1.00
December 31, 2007	$ 3.00	$ 3.00

The closing sales price of the Common Stock as reported on December 31, 2007, was $3.00 per share.

Dividends

Since its inception the Company has not declared or paid cash or other dividends on its Common Stock. The Company has no plans to pay any dividends, although it may do so if it’s financial position changes.

Securities Authorized Under Equity Compensation Plans Information

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Recent Sales of Unregistered Securities

Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter, excluding transactions that were previously reported on Form 10-QSB or Form 8-K during the period.

On May 16, 2007 the company sold 1,000,000 preferred A shares to an investor for $17,000. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.  These shares were subsequently converted into 50,000,000 shares of our post reverse split common stock.

On August 27, 2007, we enetered into a line of credit agreement with an investor; where we issued 7,000,000 shares of stock in return for a $50,000 line of credit. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

On December 4, 2007 we sold 2,113,600 shares to an investor for $10,568. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

On December 27, 2007, we sold 3,700,000 shares for $18,500 we relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31
	2007	2006
Revenues	0	0
Expenses	109,662	27,300
Net Income (loss)	(109,662)	(27,300)
Total Assets	20,976	0
Shareholder Equity	20,976	0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Plan of Operation

We were incorporated under the laws of the State of Nevada on February 17,1997 and our primary purpose is to develop, operate and market interactive online communities around our intellectual property.  Our first interactive community will be addressing the subject of cancer and will be dedicated to constantly improving the way people with cancer live their lives. With the intention of serving as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, volunteers and rehabilitation providers, and employers.

The Company plans on releasing a beta version of the website around the 4th  Quarter 2008, with a full release 1st quarter 2009. Our headquarters are located in the metropolitan area of Houston, Texas.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

The activities of the Company in 2007 were primarily organizational in nature, including the planning, ongoing development and design of our main website (www.ext.com)

Our focus during 2008 will continue to be: (i) the ongoing development and design of our main website  (ii) planning and beginning to implement our marketing and business development initiatives, the start up of our sales operations, and continuing to build our management team and staff. (iii) the development of  related micro support networks which will reside as sub-domains on the ext.com platform, operational platform, and product strategy; (iv) to negotiate and to enter into advertising, sponsorship and other agreements, thereby generating revenue and cash flow; (v) to create subsidiaries to leverage off our  infrastructure in other vertical markets and (vi) to increase brand awareness and drive internet traffic to and within our online community through various online and organic media campaigns, business development and partnership initiatives, sponsorships, events and other activities. The greater the awareness of our main website and network of related micro support networks, community and brand in the marketplace, the greater the number of page views we will experience. The more page views our online community experiences, the greater the inventory of advertising impressions, sponsorship opportunities, and billable revenue under the standard terms of our advertising and sponsorship agreements.

Our financial statements for our fiscal year 2007 and the period from September 5, 2006 (inception) through December 31, 2006 reflect minimal business activities. During this time period we worked primarily on the planning, development and integration of our main website, the planning and initial implementation of our marketing and business development initiatives, the start up of our sales operations, and the initial development of our management team and staff.

Liquidity and Capital Resources

During our fiscal year ended December 31, 2007 we generated no revenues.

We currently fund our operations primarily through funds raised through private placements completed in May, August, and December 2007. On May 16, 2007 we completed a private placement of our Preferred stock, issuing 1,000,000 shares for aggregate gross proceeds of $17,000. The shares were issued at $.0175 per share.

On August 27, 2007 we had a closing of $50,000 under a private placement of unregistered securities. A total of 7,000,000 common shares were issued on August 27, 2008

On December 4, 2007, we had a closing of $10,568  under a private placement of unregistered securities. A total of 2,113,600 common shares were issued on December 4, 2007.

On December 27, 2007  we had a closing of $18,500  under a private placement of unregistered securities. A total of 3,700,000 common shares were issued on December 27, 2007.

We may determine it is appropriate to raise additional capital for working capital and general corporate purposes. If we need, or elect, to obtain additional debt or equity financing, but there can be no assurance that additional financing will be available on reasonable terms, if at all. Without additional financing, we have insufficient funds to carryout our business plan for the next twelve months.

Results of Operations:

Our financial statements for the fiscal year ended December 31, 2007 through December 31, 2006 reflect minimal business activities. We had no revenue for either the year ended December 31, 2006 or December 31, 2007.  For the year ended December 31, 2007, we had operating expenses of $109,662 consisting of an impairment loss of $33,953 for the write off of goodwill and general expenses of $75,709.  This compares with expenses of $27,300 for the year ended December 31, 2006, all from the write-down of goodwill, initiatives, the start up of our sales operations and the initial development of our management team and staff.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Critical Accounting Policies

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this prospectus.

While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived there from have been identified as being critical:

Website development costs:

The Company adopted the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Website Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, costs related to certain website development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life.

Revenue Recognition:

During the year ended December 31, 2007, the Company has received no revenue from its website through the sale of advertising and sponsorship revenue. Advertising and sponsorship revenue is recognized ratably over the period in which it is delivered and earned.

Short-term investments:

The Company accounts for short-term marketable securities in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2007, marketable securities are classified as trading securities as the Company expects to use these funds for operating purposes within the next year. Trading securities are reported at fair value and unrealized gains and losses are included in earnings.

Stock-based Compensation:

The Company accounts for stock options and similar equity instruments in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Extensions, Inc. (formerly Millennium National Events, Inc.)

We  have  audited  the  accompanying   balance  sheets  of  Extensions, Inc. (formerly Millennium National Events, Inc.), (‘the Company”) (a development stage company),  as of December 31, 2007 and 2006 and the related statements of loss,  stockholders' equity  and cash flows for the years then  ended and the period  from (inception)  to  December  31,  2007. These   financial   statements  are  the responsibility of the Company's management.  Our responsibility is to express an opinion  on  these  financial  statements  based  on our  audits. The  Company's financial  statements as of and for the period from date of inception through  December 31, 2004 were audited by other  auditors.    On November 6, 2006, the Second Judicial District Court of the State of Nevada in and for the County of Washoe adopted the custodian’s financial statements for the year-ended December 31, 2005 and such for the basis of our report for that fiscal year.

We conducted  our audits in  accordance  with the  standards  of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits  to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audits  and the court certified financial statements for 2005 provide a reasonable  basis for our opinion.

In our opinion,  based on our audits and the court certified financial statements for 2005,  such financial  statements  present fairly, in all material  respects,  the financial position of Extensions, Inc. (formerly Millennium National Events, Inc.) as of December 31, 2007 and 2006 and the results of its  operations and its cash flows for each of the two years then ended and for the period from the date of  inception  to December 31, 2007 in conformity  with  accounting  principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company  will  continue  as a  going  concern.  As  discussed  in  Note 1 to the financial  statements,  the Company  does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's  plans  regarding  those  matters also are described in Note 1. The financial  statements do not include any adjustments  that might result from the outcome of this uncertainty.

Gruber & Company, LLC

July 15, 2008

Lake Saint Louis, Missouri

Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Balance Sheets

Assets
	December 31, 2007	December 31, 2006
Current Assets
Cash	20,976	0

Total Current Assets	20,976	0
Other Assets	0	0

Total Assets	$20,976	0

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts Payable	-	-

Total Current Liabilities	-	-

Stockholders’ Deficit Authorized shares 100,000,000 $0.001 par value; 27,300 and 62,874,853 outstanding at 12-31-06 and at 12-31-07, respectively	62,875	27

Additional paid-in Capital	95,063	27,273

Deficit accumulated during development stage	(136,962)	(27,300)

Total Stockholders’ Equity	20,976	0

Total Liabilities & Stockholders’ Equity	$20,976	$0

The accompanying notes are an integral part of three financial statements

Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Statements of Loss

	For the Years Ended December 31,		From Inception (February 19, 1997) Through December 31,
	2007	2006	2007

REVENUES	$0	$0	$0

EXPENSES
Administrative Expense	75,709	0	75,709
Impairment Loss	33,953	27,300	61,253

Total Expenses	109,662	27,300	136,962

NET LOSS	$(109,662)	$27,300	$136,962

(LOSS) PER SHARE	$(0.01)	$(1.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,623,533	27,300

The accompanying notes are an integral part of three financial statements

Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Statements of Shareholders Equity

For the years ended December 31, 2007 and 2006

And from Inception (February 19, 1997) through December 31, 2007

	Preferred Stock	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at 12-31-04		0	0	0	0	0
Common Stock Issued		27,300,	27	27,273	0	27,300
Net income		-	-	0	0	0
Balance at December 31, 2005		27,300	27	27,273	0	27,300
Net income		-	-	0	(27,300)	27,300
Balance at December 31, 2006		27,300	27	27,273	(27,300)	0
Additional original shareholders		33,953	34	33,919	0	33,953
Issuance of common shares		12,813,600	12,814	66,371	-	79,185
Issuance of preferred shares	1,000,000	-	10,000	7,500	0	17,500
Conversion of preferred shares	(1,000,000)	50,000,000	40,000	(40,000)	-	-
Net Loss		-	-	-	(109,662)	(109,662)
Balance December 31, 2007		62,874,853	62,875	95,063	(136,962)	20,976

The accompanying notes are an integral part of three financial statements

Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended December 31,		From Inception (February 19, 1997) through December 31,
	2007	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES

Net Income (Loss)	$(109,662)	(27,300)	(136,962)

Adjustments to reconcile net loss to cash used in operating activities:

Non cash expense – impairment losses	33,953	27,300	61,253

Increase in accounts payable	-	-	-

Net Cash Used By Operating Activities	(75,709)	0	(75,709)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	96,685	0	96,685

Net cash provided from financing activities	96,685	0	96,685

Net increase (Decrease) in cash	20,976	0	20,976

Cash at beginning of year	0	0	0

Cash at end of year	$20,976	$0	$20,976

Supplemental disclosure of interest and income taxes paid
Interest paid
Income taxes paid
Supplemental cash flow information
Stock issued for accounts payable	$50,000	$0	$50,000

The accompanying notes are an integral part of three financial statements

Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the company’s ability to continue as a “going concern”.  The company has incurred indeterminate net losses prior to October 1, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  The company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its on going business plan as a cancer support website.

These financial statements do not reflect adjustments that would be necessary if the company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial  statements, there can be no assurance that these actions will be successful.  If the company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The company was incorporated under the laws of the State of Nevada on February 19, 1997.  The company ceased all operating activities during the period from October 1, 2003 to December 31, 2005 and was considered dormant.  Since October 6, 2006, the company is in the development stage, and has not commenced planned principal operations.  The company also was delinquent on its filing with the Secretary of State for Nevada and as a result was not a corporation in good standing until October 30, 2006.  The company’s common shares are listed for trading on the Pink Sheets under the symbol MNEI.

Prior to approximately October 1, 2003, Millennium National Events, Inc. was an operating company with its common shares listed for trading on the OTCBB market.  The company failed to remain current on its SEC filing requirements and as a result was demoted to the Pink Sheets.  The company has not filed any periodic reports since the report filed for the third quarter of 2003.  Subsequently, the Company ceases all business operations and has been dormant since approximately October 1, 2003.  During the same period, all the Company’s officers and directors ceased acting on behalf of the Company and abandoned their obligations to the Company and its shareholders.  As a result, the Company was considered to be dormant from October 1, 2003 to December 31, 2005.

On August 18, 2006, a complaint was filed in the Superior Court for Washoe County, Nevada seeking the appointment for custodian for the Company under Nevada Revised Statutes 78.347(2).  On October 6, 2006, a custodian was appointed to the Company and commenced an investigation of the assets, liabilities, business, management, condition and liabilities of the Company.

As a result of the investigation by the Custodian, a report was prepared and filed with the Court, finding that there were no apparent assets, liabilities, or business of the company existing  or enforceable, that there were 27,300,000 common shares and no preferred shares issued and outstanding and that the company was in revoked status under Nevada law.  The accompanying financial statements were prepared on the basis of that investigation, as approved by the Court.

Further, based on his investigation, the custodian has been unable to locate any assets belonging to the company, and no records of any valid remaining liabilities, liens, judgments, warrants, options, or other claims against the Company or its stock.

In the event that any liabilities, liens, judgments, warrants, options, or other claims against the Company arise, these will be recorded when discovered.

On August 8, 2007, the company filed amended and restated Articles of Incorporation with the Nevada Secretary of State, reversing its shares on a 1:100 basis and changing its name from Millennium National Events, Inc. to Extensions, Inc.

Nature of Business

The Company has no products or services as of December 31, 2007.  The company was organized as a vehicle to seek merger or acquisition candidates.  The company intends to acquire interest in various business opportunities, which in the opinion of management would provide a profit to the company.

Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Extensions, Inc. (formerly Millennium National Events, Inc.) (a development stage company) is presented to assist in understanding the Company’s financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation  of financial statements is conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  The earnings per share data has been calculated to reflect the 1:100 split on August 24, 2007 retroactively to the earliest date reported upon.  There were no common equivalent shares outstanding at December 31, 2007 or 2006.

 Concentration of Credit Risk

The company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 – INCOME TAXES

The company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 4 – EARNINGS PER SHARE

The Company has reported its earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic  net income per common share is based on the weighted average number of shares outstanding during the period.  Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents.

Stock options and warrants account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding.  For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options and warrants with an exercise price that exceeds the average fair market value of the company’s common stock for the period.

 Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007

NOTE 5 – DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the company has had recurring losses during its development stage.  The company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the company have committed to meeting its minimal operating expenses.

NOTE 6 -- COMMITMENTS

Since January 1, 2006 all activities of the company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 7 – COMMON STOCK

The Company’s authorized Common Equity Consists of 1,000,000 shares of common stock $.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.  During the year, the company issued 1,000,000 Class A preferred shares to an investor for $17,500.  These shares were convertible into common shares at the rate of 50 common shares for each share of preferred stock on August 24, 2007, following  the  reverse split.  The shares were converted into 50,000,000 shares of common stock.  On August 27, 2007, the Company issued 7,000,000 shares of its common shares in exchange for a third party assuming $50,000 of the company’s obligations.  On December 04, 2007, the Company issued 2,113,600 shares of its common stock to its chief executive officer in exchange for $10,685 in cash, and on December 27, 2007, the Company issued 3,700,000 shares of its common stock for $18,500 in cash.

NOTE 8– NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending September 30, 2009.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” and is effective for fiscal years beginning after December 5, 2008.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”.  SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of its chief executive officer who at that time was also its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2007. Based on that evaluation, the Company's chief executive / financial concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

           Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO who is also the company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

           As of December 31, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007, as a result of the identification of the material weakness described below.

           A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

           Our management, including our chief executive officer who at that time was also chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9A. CONTROLS AND PROCEDURES - continued

The Company's management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to close its books and records effectively at each reporting date, obtain the necessary information from operational departments and to complete the work necessary to file its financial reports timely.

           This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s  registered public  accounting firm pursuant to temporary rules of the  Securities Exchange Commission that permit  the company to provide only management’s report in this annual report.

Management's Remediation Plan

           Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of remediating the material weakness identified by hiring a sufficient number of resources to perform controls and to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. The Company has hired temporary contractors to help perform certain accounting functions, until management can employ a more permanent solution. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

           We believe that our disclosure controls and procedures, including our internal control over financial reporting, have improved since year-end due to the scrutiny of such matters by our management and a board of directors and the changes described above. We have hired certain resources in the accounting and finance departments and we will make additional changes in the future, as we deem necessary. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The persons below served as directors and executive officers of the Company as of  20, 2008. Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

Name	Age	Position

Crawford Shaw	73	CEO/Director
BB Tuley	72	CFO/Director
Craig Reed	55	Director

Crawford Shaw, 70, a director and the Company’s Chairman of the Board, Chief Executive Officer and President, has been an international lawyer, financier and management consultant in the past thirty years. Previously, Mr. Shaw was a partner with Shaw and Reed, practicing in the areas of international law and finance. At Shaw and Reed, which he founded, Mr. Shaw served as legal, financial and management consultant to several small and medium sized private and public companies. Mr. Shaw is also a director of Paper Free Medical Solutions. Mr. Shaw graduated from Yale College in 1958 and Yale Law School in 1961. He is a former Fellow of the Association of the Bar of the City of New York and is the current Editor of A Lawyer’s Guide to International Business Transactions, published by the American Bar Association and the American Law Institute. Mr. Shaw is a member of the New York Bar and was admitted to practice before the Appellate Division and Court of Appeals in New York, as well as the United States Court for the Southern District of New York and the States Court of International Trade.

B. B. Tuley, 72, graduated with a BBA from Southern Methodist University.  He later conducted graduate studies at the University of Dallas and Georgia State University.  From there he began an audit and tax accounting career with Ernst & Young (Arther Young & Company) in Dallas, Texas from 1962 to 1968.  He then continued his professional career through 1974 with East Texas Motor Freight Lines, Inc. as assistant to the Chairman of the Board followed by a promotion to CFO.  From there he became CFO of Refrigerated Transport, Inc., an AMEX company based in Atlanta, GA, where he was instrumental in obtaining a $20 million private placement for the company.  In 1978, he rejoined Ernst & Young (Arthur Young & Company) as a tax partner and established and served as partner-in-charge of the Emerging Business Group in Dallas.  He then joined Michaels Stores, Inc., an AMEX company, in 1984 as CFO and assistant to the chairman and vice-chairman of the Board.  In 1986 he was promoted to President and CEO.  For the next 4 years, Michaels grew from 40 stores and $100 million in annual revenue to 120 stores and almost $400 million in annual revenue.  In 1990, he left Michaels to perform turnaround and interim management services.  From 1990 to today his turnarounds include Silk Greenhouse, Inc., Pic ‘N Pay Stores, Inc, Hedstrom Corporation, Muzak LLC, and NexPak Corp.  He currently operates his own turnaround consulting company, The Equity Enhancement Group in Dallas, Texas.

Craig C. Reed, 55, graduated in 1976 with a Bachelor of Science from the University of Massachusetts followed in 1982 with by a Masters of Business Administration from the Arthur D. Little Management Education Institute in Cambridge, MA.  From 1977 to 1981 he served the US Navy, achieving the rank of Lieutenant.  He continued his Naval service through the Navy Reserve until 1994, when he retired.  His banking career began in 1982 as Controller of the First National Bank of Boston’s Luxembourg Branch.  From here he moved to Associate Director of Fearnley Finance AG in 1986 where he conducted project finance and advisory services.  Later, in 1988, he was General Director of Pentagoet, SA in Paris, where he continued his project finance and financial engineering services.  In 1992, he moved to Saint Petersburg, Russia where he created the first western (Swiss/US/Russian) bank in the city.  He served as Director until 1994.  In 1995, he joined Loze Associes as their Director of International Operations where he structured and managed offshore funds totaling $100 million.  From here, he became a Senior Consultant for Philips Consumer Communications in Le Mans, France.  From 1997 to 2002, Mr. Reed worked for Phillips Petroleum Company in Perth, Australia and Barlesville, Oklahoma.  In 2002, he moved to Houston, Texas as Senior Logistics Consultant, and later Contracts Manager, for ConocoPhillips Petroleum.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (“SEC”). Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company’s year ended December 31, 2007, there were no directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5 except as follows:  Extension Media, LLC. failed to file a form 4 and our Chief Executive Officer, Crawford Shaw, failed to timely file a Form 4 reporting a transaction involving the acquisition of 2,138,000 common shares.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Code of Ethics

On June 10, 2008, the Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics establishes standards and guidelines to assist the directors, officers, and employees in complying with both the Company’s corporate policies and with the law and will be posted at our website www.Ext.com. Persons desiring a copy of our Code of Ethics will be provided one at no cost upon submitting a written request to the Company.

Corporate Governance

On June 10, 2008, the Board of Directors adopted a Corporate Governance Charter that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Corproate Governance Charter establishes standards and guidelines to assist the directors, officers, and employees in complying with both the Company’s corporate policies and with the law and will be posted at our website www.Ext.com. Persons desiring a copy of our Code of Ethics will be provided one at no cost upon submitting a written request to the Company.

Audit Committee

On June 10, 2008, the Board of Directors adopted a Audit Committee Charter established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. BB Tuley serves on the Company’s Audit Committee chairman; the company will be seeking independent directors to serve on this committee.  Tuley has  been designated as the chairman and financial expert on the Audit Committee. The Company defines “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards.

The audit committee was formed on June 10, 2008. The Board of Directors has adopted a written charter for the audit committee law and will be posted at our website www.Ext.com. Persons desiring a copy of our Code of Ethics will be provided one at no cost upon submitting a written request to the Company.

Compensation Committee

On June 10, 2008, the Board of Directors adopted a compensation committee  that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Compensation committee  establishes standards and guidelines to assist the directors, in establishing compensation due to  the officers of our corporation.  The directors of the compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for each fiscal year since our inception, in respect to each of the individuals who served as the Company’s chief executive officer and chief financial officer at any time during the last fiscal year and the Company’s most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
None

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained above.

The Compensation Committee of our Board of Directors (the "Committee") reviews and approves the total direct compensation packages for each of our executive officers. Notably the salary and other benefits payable to our named executive officers are set forth in employment agreements which are discussed below. Stock option grants, as applicable to certain of the named executive officers, are approved by the full board of directors.

ITEM 11. EXECUTIVE COMPENSATION - continued

Cash Compensation Payable To Our Named Executive Officers.

None

Employment Agreements with our Named Executive Officers.

We have entered into employment agreements with any of our Named Executive Officers. Each of our executive officers is paid a salary for their services and certain of our executive officers have been granted stock options in consideration for their services. When the Compensation Committee considers salaries for our executives, it does so by evaluating their responsibilities, experience, the competitive marketplace, and our financial resources and projections. Pursuant to its Charter, our Compensation Committee reviews and approves the terms of the compensation granted to our executive officers.

Crawford Shaw:   On August 1, 2007, we entered into an employment agreement with our Chief Executive Officer and Chairman of the Board, Crawford Shaw. The agreement is for an initial three year term and may be automatically extended for additional one year terms. Pursuant to the agreement Mr. Shaw will receives an annual salary of $75,000 to commence once the company launches a fully operational version of the www.ext.com website.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

Option Awards
	Number of Securities Underlying Unexercised Options(1) (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
None

Option Exercises and Stock Vested

None of our executive officers exercised any stock options, SARs or similar instruments during the fiscal year ended December 31, 2007, or subsequently. None of our current executive officers serving were granted restricted common stock that was subject to a vesting schedule during our fiscal year ended December 31, 2007, or subsequently.

Pension Benefits

Extensions, Inc.  has no defined benefit plans, supplemental executive retirement plans or actuarial plans.

Nonqualified Defined Contribution and Other Deferred Compensation Plans

Extensions, Inc.  does not have any nonqualified defined contribution or deferred compensation plans.

Director Compensation

In December 2007 the Board adopted resolutions whereby each board member receives $100 for participating in Board meetings and is reimbursed for travel and related expenses if the meeting is attended in person.

The following table reflects the compensation of our directors for our fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

Name	Earned or Paid in Cash	Option Awards	Total
Crawford Shaw	$400	$0	$400
BB Tuley	$400	$0	$400
Craig Reed	$400	$0	$400

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

          The number of shares outstanding of the Company’s Common Stock at December 31, 2007 was 62,874,853. The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 31, 2007 by each Director and each Executive Officer of the Company, by all Directors and Executive Officers as a group, and sets forth the number of shares of Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Extension Media, Llc 1301 Travis Street Suite 1200 Houston, TX 77056	53,700,000	85.4%

Elaine Selan 909 Marina Parkway # 160 Alameda, CA 94501	7,000,000	11.1%

Crawford Shaw (1) 770 South Post Oak Lane Suite 330 Houston, TX 77056	2,133,600	3.4%
All Officers & Directors as a Group (1) person	2,133,600	3.4%

The number of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholders has sole or shared voting power or investment power and also any shares, which the selling stockholders has the right to acquire within 60 days. The actual number of shares of common stock outstanding may increase prior to the effectiveness of this registration statement due to penalty shares which may be issued.

Securities Authorized for Issuance Under Equity Plans

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans
approved by security holders (1)	0	0	0

Equity compensation plans not
approved by security holders (2)	0	0	0

Total	0	0	0

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any Company director or executive officer, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Registrant, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, except as follows:

None

Director Independence

Our Board of Directors currently consists of Crawford Shaw . The Company defines “independent” as that term is defined in Rule 4200(a) (15) of the Nasdaq listing standards. CraigReed as independent and none has any material relationship with the Company that might interfere with his exercise of independent judgment..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)	Audit Fees.

Our principal accountant, Gruber & Company LLC, billed us aggregate fees in the amount of approximately $5,000  for the fiscal year ended December 31, 2007 and approximately $500 for the fiscal year ended December 31, 2006. These amounts were billed for professional services that  provided for the audit of our annual financial statements, registration statement consents, review of the financial statements included in our reports on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)	Audit-Related Fees.

Gruber & Company LLC  billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2007 and 2006 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)	Tax Fees

Gruber & Company LLC  fees related to tax return preparation were $0 and $0 for the fiscal years ended December 31, 2007 and 2006, respectively.

(d)	All Other Fees

Gruber & Company LLC,  billed us aggregate fees in the amount of $0 for the fiscal years ended December 31, 2007 and 2006 for other fees.

(e)	Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services”unless such services are pre-approved by the Audit Committee of the Board of Directors, or unless the services meet certain de minimis standards. The Audit Committee’s charter provides that the Audit Committee must:

Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of its subsidiaries.

The Audit Committee considers at its meetings, when appropriate, whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

PART IV

Exhibits

EXHIBIT NO	DESCRIPTION

3.1	Articles of Incorporation filed June 14, 1999. (1)

3.2	Articles of Amendment to the Articles of Incorporation filed February 17, 2007.

4.1	Specimen Certificate of Common Stock.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference from Form 10SB12G filed June 24, 1999

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENSIONS, INC

Date: July 18, 2008	By:	/s/ Crawford Shaw
Crawford Shaw,
Principal Executive Officer

Date: July 18, 2008	By:	/s/ BB Tuley
BB Tuley,
Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: July 18, 2008	By:	/s/ Crawford Shaw
Crawford Shaw, Principal Executive Officer and Director

Date: July 18, 2008	By:	/s/ BB Tuley
BB Tuley, Principal Financial Officer and Director