Form 10-Q
period 2006-03-31
EXTENSIONS, INC.
filed 2008-07-22
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 000-26493

MILLENNIUM NATIONAL EVENTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0390251
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

770 South Post Oak Lane, Suite 330, Houston, TX 77056

 (Address of principal executive offices)

(832) 487- 8689

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	94,374,679	July 15, 2008

MILLENNIUM NATIONAL EVENTS, INC.
INDEX

Page Number
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets - March 31, 2006 (unaudited) and December 31, 2005	3

Condensed Statements of Operations – (unaudited) - For the three months ended March 31, 2006 and 2005 and for the period from inception (February 19, 1997) to March 31, 2006	4

Condensed Statements of Cash Flows – (unaudited) - For the three months ended March 31, 2006 and 2005 and for the period from inception (February 19, 1997) to March 31, 2006	5

Notes to unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11
31.1 Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM NATIONAL EVENTS, INC.
(A Development Stage Company)
Balance Sheets

Assets
	March 31, 2006 (unaudited)	December 31, 2005

Other Assets	0	27,300

Total Assets	$0	27,300

Liabilities & Stockholders’ Deficit

Current Liabilities

Accounts Payable	-	-

Total Current Liabilities	-	-

Stockholders’ Equity Authorized Common shares 100,000,000 $0.001 par value; 27,300,000 outstanding at 3-31-06 and at 12-31-05 Authorized Preferred shares 10,000,000 $0.001par Value; 0 outstanding at 3-31-06 and at 12-31-05	27,300	27,300

Additional paid-in Capital	-	-

Deficit accumulated during development stage	(27,300)

Total Stockholders’Equity	0	27,300

Total Liabilities & Stockholders’ Deficit	$0	$27,300

See Notes to the Financial Statements

MILLENNIUM NATIONAL EVENTS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended March 31,		From Inception (February 19, 1997) Through March 31,
	2006	2005	2006

REVENUES	$0	$0	$0

EXPENSES
Impairment Loss	27,300	0	27,300

Total Expenses	27,300	0	27,300

NET LOSS	$(27,300)	$0	$ (27,300)

(LOSS) PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,300,000	27,300,000

See Notes to the Financial Statements

MILLENNIUM NATIONAL EVENTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,		From Inception (February 19, 1997) through
	2006	2005	March 31, 2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)	(27,300)	0	(27,300)

Adjustments to reconcile net loss to cash used in operating activities:
Non cash expense-impairment loss	27,300	0	27,300
Increase in accounts payable	-	-	-

Net Cash Used By Operating Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	0

Net cash provided from financing activities	0	0	0

Net increase (Decrease) in cash	0	0	0

Cash at beginning of year	0	0	0

Cash at end of year	$0	$0	$0

Supplemental cash flow information
stock issued for accounts payable	$0	$0	$0

See Notes to the Financial Statements

MILLENNIUM NATIONAL EVENTS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2006

General

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q.  The December 31, 2005 balance sheet data was derived from financial statements approved  by the Second Judicial District Court of the State of Nevada but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the approved financial statements for the year ended December 31, 2005.  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the company’s ability to continue as a “going concern”.  The company has incurred indeterminate net losses prior to October 1, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  The company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

On August 18, 2006, a complaint was filed in the Superior Court for Washoe County, Nevada seeking the appointment for custodian for the Company under Nevada Revised Statutes 78.347(2).  On October 6, 2006, a Custodian was appointed to the  Company who commenced an investigation of the assets, management, liabilities, business, condition and liabilities of the Company.

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

Nature of Business

The Company has no products or services as of March 31, 2006.  The company was organized as a vehicle to seek merger or acquisition candidates.  The company intends to acquire interest in various business opportunities, which in the opinion of management would provide a profit to the company.

MILLENNIUM NATIONAL EVENTS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2006

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Millennium National Events, Inc. (a development stage company) is presented to assist in understanding the Company’s financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements is conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at March 31, 2006 or 2005.

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

NOTE 4 – DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the company has had recurring losses during its development stage.  The company’s financial statements are prepared using generally accepted accounting principals applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the company have committed to meeting its minimal operating expenses.

NOTE 5 – COMMITMENTS

As of January 1, 2006 all activities of the company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – COMMON STOCK

Prior to December 31, 2005, the company issued 27,300,000 shares of common stock for other assets.

NOTE 7 – SUBSEQUENT EVENTS

During the period subsequent to the date of these financial statements, the court appointed Custodian for the company appointed Mark Smith as sole Director, President and Secretary of the company and Mr. Smith is not undertaking to act in those capacities in the best interest of the Company and its shareholders.  To assist him in the process, Mr. Smith has engaged several advisors and consultants and has incurred expenses for filing fees to reinstate the company to good standing in the State of Nevada, to engage accountants and other professionals to assist in the investigation of assets and liabilities of the company and for similar services.  It is anticipated that these services and the related expenses will be compensated by the issuance of stock to the various consultants and advisors.

On May 10, 2007 Mr. Smith resigned his positions with the Company and on May 7, 2007, Mr. Crawford Shaw was appointed to serve in his capacities previously held by Mr. Smith.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

During the three months ended March 31, 2006 and 2005, the Company had no operations other than the search for  a business to acquire or with which to combine.

The Company reported no revenues for either of the three month periods ended March 31, 2006 or 2005. The  Company incurred expenses during the three months ended March 31, 2006 of $27,300, all attributable to an impairment loss.  The Company incurred no expenses during the corresponding period of the prior year.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of March 31, 2006, the Company had no assets and no liabilities as compared to $27,300 of assets and no liabilities as of December 31, 2005.

Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

None

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 4.  CONTROLS AND PROCEDURES - continued

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

a)  Exhibits

EXHIBIT NO	DESCRIPTION

31.1	Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM NATIONAL EVENTS, INC.

Date: July 21, 2008	By:	/s/ Crawford Shaw
Crawford Shaw
Principal Executive Officer and Principal Financial Officer