Form 10-Q
period 2006-06-30
EXTENSIONS, INC.
filed 2008-07-22
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	94,374,679	July 15, 2008

MILLENNIUM NATIONAL EVENTS, INC.
INDEX

Page Number
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets – June 30, 2006 (unaudited) and December 31, 2005	3

Condensed Statements of Operations – (unaudited) - For the three months and six months ended June 30, 2006 and 2005 and for the period from inception (February 19, 1997) to June 30, 2006	4

Condensed Statements of Cash Flows – (unaudited) - For the three months and six months ended June 30, 2006 and 2005 and for the period from inception (February 19, 1997) to June 30, 2006	5

Notes to unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11
31.1 Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MILLENNIUM NATIONAL EVENTS, INC.
(A Development Stage Company)
Balance Sheets

Assets
	June 30, 2006 (unaudited)	December 31, 2005
Current Assets	$0	-

Total Current Assets	0	27,300

Total Assets	$0	27,300

Liabilities & Stockholders’ Deficit

Current Liabilities

Accounts Payable	-	-

Total Current Liabilities	-	-

Stockholders’ Equity Authorized Common shares 100,000,000 $0.001 par value; 27,300,000 outstanding at 6-30-06 and at 12-31-05 Authorized Preferred shares 10,000,000 $0.001 par value; 0 outstanding at 6-30-06 and at 12-31-05	27,300	27,300

Additional paid-in Capital	-	-

Deficit accumulated during development stage	(27,300)

Total Stockholders’ Deficit	27,300	27,300

Total Liabilities & Stockholders’ Deficit	$27,300	$27,300

See Notes to the Financial Statements

MILLENNIUM NATIONAL EVENTS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (February 19, 1997) Through June 30,
	2006	2005	2006	2005	2006

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Impairment Loss	0	0	27,300	0	27,300

Total Expenses	0	0	27,300	0	0

NET LOSS	$0	$0	27,300	0	$27,300

(LOSS) PER SHARE	$(0.00)	$(0.00)	$(00.1)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,300,000	27,300,000	27,300,000	27,300,000

See Notes to the Financial Statements

MILLENNIUM NATIONAL EVENTS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,		From Inception (February 19, 1997) through
	2006	2005	June 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)	(27,300)	0	(27,300)

Adjustments to reconcile net loss to cash used in operating activities:
Non cash expense – impairment loss	27,300	0	27,300
Increase in accounts payable	-	-	-

Net Cash Used By Operating Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	0

Net cash provided from financing activities	0	0	0

Net increase (Decrease) in cash	0	0	0

Cash at beginning of year	0	0	0

Cash at end of year	$0	$0	$0

Supplemental cash flow information
stock issued for accounts payable	$0	$0	$0

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

Nature of Business

The Company has no products or services as of June 30, 2006.  The company was organized as a vehicle to seek merger or acquisition candidates.  The company intends to acquire interest in various business opportunities, which in the opinion of management would provide a profit to the company.

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

Loss Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at June 30, 2006 or 2005.

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

NOTE 6 – COMMON STOCK

Prior to December 31, 2005, the company issued 27,300,000 shares of common stock for cash and other consideration.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

During both  the three months and six months ended June 30, 2006 and 2005, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company reported no revenues for either of the three month or six month periods ended June 30, 2006 or 2005.  The Company incurred no expenses during either the three months ended June 30, 2006  or 2005.  The Company incurred a $27,300 impairment expense during the six months ended June 30, 2006.  There were no expenses during the six months ended June 30, 2005.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of June 30, 2006  the Company had no assets and no current liabilities as compared to $27,300 of assets and no liabilities as of December 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES & USE OF PROCEEDS

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