Form 10-K
period 2006-12-31
EXTENSIONS, INC.
filed 2008-07-24
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 000-26493

EXTENSIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0390251
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

770 South Post  Oak Lane, Suite 330, Houston, TX 77056

 (Address of principal executive offices)

(832) 487- 8689

(Issuer's telephone number)

Millenium National Events, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well known seasonal issuer as defined in Rule 405 of the Securities Act    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliate computed by reference to the price at which the common equity was last sold on the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter - $181,000.

Shares outstanding as of July 15, 2008, was 94,374,679 shares of common stock, $.001 par value.

EXTENSIONS, INC.

EXTENSIONS, INC.

PART I

ITEM 1.  BUSINESS

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

Further, based on his investigation, the custodian has been unable to locate any assets belonging to the company, and no records of any valid remaining liabilities, liens, judgements, warrants, options, or other claims against the Company or its stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Subsequent to the year ended December 31, 2006, we entered into a two-year sublease agreement for the lease of certain office space at 770 South Post Oak Lane, Suite 330, Houston, TX 77056, which is used as our corporate offices.  The lease began on August 1, 2007 and will terminate on July 31, 2009.  The monthly rental is $350.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock began trading on the NASD-OTC in February, 1997.  As of December 31, 2006, there were approximately 50 holders of our common stock.  This does not include persons who hold our common stock in street name.  Our symbol was MNEI.PK, but has now changed to EXTI.PK.

Our transfer agent is Transfer Online, Inc., 317 Alder Street, 2nd Floor, Portland, Oregon 97204.

The table below sets forth the high and low closing prices of the company’s common stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com).  The quotation reflects inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

2006	High	Low
Quarter-ended 3-31-06	$9.00	$4.00
Quarter-ended 6-30-06	5.00	2.50
Quarter-ended 9-30-06	7.50	1.40
Quarter-ended 12-31-06	2.50	0.90

Dividends

Since its inception, the company has not declared or paid cash or other dividends on its common stock, nor does the company have any plans to pay any dividends in the near future.

Recent Sale of Unregistered Securities

There were no sales of equity securities during the year-ended December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA

	December 31, 2005	December 31, 2006
Revenues	$0	$0
Expenses	0	0
Net income	0	0
Assets	27,300	0
Liabilities	0	0
Equity	27,300	0

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

During the years ended December 31, 2006 and 2005, the company had no operations other than the search for a business to acquire or with which to combine.

The company reported no revenues for either of the years ended December 31, 2006 or 2005.  The company did not incur any expenses during the year-ended December 31, 2005.  During the year-ended December 31, 2006, the company incurred an impairment expense of $27,300.

MATERIAL CHANGES IN FINANCIAL CONDITION LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 and 2005, the company had no assets and no liabilities.

Although the company has no liquidity it believes it will be able to find a suitable company with which to merge and/or acquire.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Extensions, Inc. (formerly Millennium National Events, Inc.)

We  have  audited  the  accompanying   balance  sheets  of  Extensions, Inc. (formerly Millennium National Events, Inc.), (‘the Company”) (a development stage company),  as of December 31, 2006 and 2005 and the related statements of loss,  stockholders' equity  and cash flows for the years then  ended and the period  from (inception)  to  December  31,  2006. These   financial   statements  are  the responsibility of the Company's management.  Our responsibility is to express an opinion  on  these  financial  statements  based  on our  audits.  The  Company's financial  statements as of and for the period from date of inception through  December 31, 2004 were audited by other  auditors.    On November 6, 2006, the Second Judicial District Court of the State of Nevada in and for the County of Washoe adopted the custodian’s financial statements for the year-ended December 31, 2005 and such for the basis of our report for that fiscal year.

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

In our opinion,  based on our audits and the court certified financial statements for 2005,  such financial  statements  present fairly, in all material  respects,  the financial position of Extensions, Inc. (formerly Millennium National Events, Inc.) as of December 31, 2006 and 2005 and the results of its  operations and its cash flows for each of the two years then ended and for the period from the date of  inception  to December 31, 2006 in conformity  with  accounting  principles generally accepted in the United States of America.

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

July 15, 2008

Lake Saint Louis, Missouri

Extensions, Inc.

(formerly Millennium National Events, Inc.)

(A Development Stage Company)

Balance Sheets

Assets
	December 31, 2006	December 31, 2005

Other Assets	0	27,300

Total Assets	$0	27,300

Liabilities & Stockholders’ Equity

Current Liabilities

Accounts Payable	-	-

Total Current Liabilities	-	-

Stockholders’ Equity Common stock - Authorized shares 100,000,000 $0.001 par value; 27,300,000 outstanding at 12-31-06 and at 12-31-05 Preferred stock- Authorized shares 10,000,000 $0.001 par value; 0 outstanding at 12-31-06 and at 12-31-2005	27,300	27,300

Additional paid-in Capital	-	-

Deficit accumulated during development stage	(27,300)

Total Stockholders’ Equity	0	27,300

Total Liabilities & Stockholders’ Equity	$0	$27,300

The accompanying notes are an integral part of these financial statements

Extensions, Inc.

(formerly Millennium National Events, Inc.)

(A Development Stage Company)

Statements of Operations

	For the Years Ended December 31,		From Inception (February 19, 1997) Through December 31,
	2006	2005	2006

REVENUES	$0	$0	$0

EXPENSES
Impairment Loss	27,300	0	27,300

Total Expenses	27,300	0	27,300

NET LOSS	$(27,300)	$0	$(27,300)

(LOSS) PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,300,000	27,300,000

The accompanying notes are an integral part of these financial statements

Extensions, Inc.

(formerly Millennium National Events, Inc.)

(A Development Stage Company)

Statements of Shareholders Equity

For the years ended December 31, 2006 and 2005

And from Inception (February 19 1997) through December 31, 2006

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at 12-31-04	0	0	0	0	0
Common Stock Issued	27,300,000	27,300	0	0	27,300
Net income	-		0	0	0
Balance at December 31, 2005	27,300,000	27,300	0	0	27,300
Net income	-	-	0	(27,300)	(27,300)
Balance at December 31, 2006	27,300,000	27,300	0	(27,300)	0

The accompanying notes are an integral part of these financial statements

Extensions, Inc.

(formerly Millennium National Events, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended December 31,		From Inception (February 19, 1997) through December 31,
	2006	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)	$(27,300)	0	0

Adjustments to reconcile net loss to cash used in operating activities:
Non cash expense - impairment	27,300	0	0
Increase in accounts payable	-	-	-

Net Cash Used By Operating Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	0

Net cash provided from financing activities	0	0	0

Net increase (Decrease) in cash	0	0	0

Cash at beginning of year	0	0	0

Cash at end of year	$0	$0	$0

Supplemental cash flow information
Cash paid for interest and income taxes	$0	$0	$0

Extensions, Inc.

(formerly Millennium National Events, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006

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

In the event that any liabilities, liens, judgements, warrants, options, or other claims against the Company arise, these will be recorded when discovered.

Nature of Business

The Company has no products or services as of December 31, 2006.  The company was organized as a vehicle to seek merger or acquisition candidates.  The company intends to acquire interest in various business opportunities, which in the opinion of management would provide a profit to the company.

NOTE 2 - GOING CONCERN

The Company's  financial  statements are prepared using generally  accepted accounting  principles  applicable to a going concern,  which  contemplates  the realization  of assets and  liquidation  of  liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues  sufficient to cover its operating  costs and to allow it to continue as a going  concern.  It is the intent of the Company to seek a merger with an existing, operating company.

Extensions, Inc.

(formerly Millennium National Events, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

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

Loss Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at December 31, 2006 or 2005.

Concentration of Credit Risk

The company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 4 – INCOME TAXES

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

NOTE 6 – COMMITMENTS

Since January 1, 2006 all activities of the company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Extensions, Inc.

(formerly Millennium National Events, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006

NOTE 7 – COMMON STOCK

Prior to December 31, 2005, the company issued 27,300,000 shares of common stock for cash and other consideration.  No additional shares were issued in 2006.

NOTE 8 – NEW ACCOUNTING STANDARDS

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

ITEM 9A. CONTROLS AND PROCEDURES - continued

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and office of each executive officer of the Company as of December 31, 2006.  Each officer serves at the discretion of the board of directors, but generally for a one-year term.  The periods during which such persons have served in such capacities are indicated in the description of business experience of such person below.

Name	Age	Position
Crawford Shaw	73	President, Secretary, Treasurer & Director

The following is a biographical summary of the business experience of the executive officers and directors of the company.

Crawford Shaw, 73, a director and the Company’s Chairman of the Board, Chief Executive Officer and President, has been an international lawyer, financier and management consultant in the past thirty years. Previously, Mr. Shaw was a partner with Shaw and Reed, practicing in the areas of international law and finance. At Shaw and Reed, which he founded, Mr. Shaw served as legal, financial and management consultant to several small and medium sized private and public companies. Mr. Shaw is also a director of Paper Free Medical Solutions. Mr. Shaw graduated from Yale College in 1958 and Yale Law School in 1961. He is a former Fellow of the Association of the Bar of the City of New York and is the current Editor of A Lawyer’s Guide to International Business Transactions, published by the American Bar Association and the American Law Institute. Mr. Shaw is a member of the New York Bar and was admitted to practice before the Appellate Division and Court of Appeals in New York, as well as the United States Court for the Southern District of New York and the States Court of International Trade.

ITEM 11.  EXECUTIVE COMPENSATION

There has been no executive compensation paid during any of the last three years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is furnished as of December 31, 2006 to indicate beneficial ownership of shares of the Company’s common stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company’s common stock, (2) each director, nominee for director and Named Officer of the company, individually, and (3) all officers and directors of the company as a group.  The information in the following table was provided by such persons.

No persons owned 5% or more of our common stock.  No officer or Director owned any shares as of December 31, 2006.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the company’s directors, its executive officers, and any persons holding more than ten percent of the company’s stock are required  to report their initial ownership of the company’s common stock and any subsequent changes in  that ownership to the securities and Exchange Commission.  Specific due dates for these reports have been established and the company is required to disclose in this Proxy Statement any failure to file by these dates during 2006.  Based solely on a review of such reports and written statement of its directors, executive officers and shareholders, the company does not believe that all of the filing requirements were satisfied on a timely basis in 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions in either of the years ended December 31, 2005 or 2006.

The sole director of the Company, Mr. Crawford Shaw is not independent as he is also an officer of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table represents fees for professional audit services rendered by E. Randall Gruber, CPA PC (“ERG”) for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by “ERG“ during those periods.

	Fiscal 2006	Fiscal 2005
Audit fees (1)	500
Audit related fees (2)
Tax fees	-	-
All other fees	-	-
Total	-	-
500

(1)
Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by ERG in connection with statutory and regulatory filings or engagements.

(2)
Audit-related Fees consist of fees billed for assurances and other services not explicitly related to the performance of the audit or review of the company’s consolidated financial statements and are not reported under “Audit Fees”.  This category includes fees related to the Company’s registration statements, review of proxy statements and accounting research.

Auditor’s time on task

All of the work expanded by ERG on our December 31, 2006 and 2005 audits were attributed to work performed by ERG’s full-time, permanent employees.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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
Crawford Shaw
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Name	Title	Date
/s/ Crawford Shaw	Principal Executive Officer, Principal Financial Officer and Director	July 21, 2008