Form 10-Q
period 2007-03-31
EXTENSIONS, INC.
filed 2008-07-24
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	94,374,679	July 15, 2008

EXTENSIONS, INC.
INDEX

Page Number
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets - March 31, 2007 (unaudited) and December 31, 2006	3

Condensed Statements of Operations – (unaudited) - For the three months ended March 31, 2007 and 2006 and for the period from inception (February 19, 1997) to March 31, 2007	4

Condensed Statements of Cash Flows – (unaudited) - For the three months ended March 31, 2007 and 2006 and for the period from inception (February 19, 1997) to March 31, 2007	5

Notes to unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11
31.1 Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENSIONS, INC.
(A Development Stage Company)
Balance Sheets

Assets
	March 31, 2007 (unaudited)	December 31, 2006

Other Assets	0	0

Total Assets	$0	0

Liabilities & Stockholders’ Deficit

Current Liabilities

Accounts Payable	-	-

Total Current Liabilities	-	-

Stockholders’ Equity Authorized Common shares 100,000,000 $0.001 par value; 27,300,000 outstanding at 3-31-07 and at 12-31-06 Authorized Preferred shares 10,000,000 $0.001par Value; 0 outstanding at 3-31-06 and at 12-31-05	27,300	27,300

Additional paid-in Capital	-	-

Deficit accumulated during development stage	27,300	27,300

Total Stockholders’ Equity	0	0

Total Liabilities & Stockholders’ Deficit	$0	$0

See Notes to the Financial Statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended March 31,		From Inception (February 19, 1997) Through March 31,
	2007	2006	2007

REVENUES	$0	$0	$0

EXPENSES
Administrative Expenses	0	27,300	27,300

Total Expenses	0	27,300	27,300

NET LOSS	$0	$27,300	$27,300

(LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,300,000	27,300,000

See Notes to the Financial Statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,		From Inception (February 19, 1997) through
	2007	2006	March 31, 2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)	0	(27,300)	(27,300)

Adjustments to reconcile net loss to cash used in operating activities:
Non cash expense-impairment loss	0	27,300	27,300
Increase in accounts payable	-	-	-

Net Cash Used By Operating Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	0

Net cash provided from financing activities	0	0	0

Net increase (Decrease) in cash	0	0	0

Cash at beginning of year	0	0	0

Cash at end of year	$0	$0	$0

Supplemental cash flow information
stock issued for accounts payable	$0	$0	$0

See Notes to the Financial Statements

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2007

General

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q.  The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2006.  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

Nature of Business

The Company has no products or services as of March 31, 2007.  The company was organized as a vehicle to seek merger or acquisition candidates.  The company intends to acquire interest in various business opportunities, which in the opinion of management would provide a profit to the company.

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2007

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

Loss Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at March 31, 2007 or 2006.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

During the three months ended March 31, 2007 and 2006, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company reported no revenues for either of the three month periods ended March 31, 2007 or 2006. The Company incurred expenses during the three months ended March 31, 2007.  During the three months ended March 31, 2006, the Company incurred an impairment expense of $27,300.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of March 31, 2007  the Company had no assets and no liabilities compared to no assets and no liabilities as of December 31, 2006.

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

EXTENSIONS, INC.

Date: July 21, 2008	By:	/s/ Crawford Shaw
Crawford Shaw
Principal Executive Officer and Principal Financial Officer