Form 10-Q
period 2007-06-30
EXTENSIONS, INC.
filed 2008-07-29
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	94,374,679	July 15, 2008

EXTENSIONS, INC.
INDEX

Page Number
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets – June 30, 2007 (unaudited) and December 31, 2006	3

Condensed Statements of Operations – (unaudited) - For the three months and six months ended June 30, 2007 and 2006 and for the period from inception (February 19, 1997) to June 30, 2007	4

Condensed Statements of Cash Flows – (unaudited) - For the three months and six months ended June 30, 2007 and 2006 and for the period from inception (February 19, 1997) to June 30, 2007	5

Notes to unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11
31.1 Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENSIONS, INC.
(A Development Stage Company)
Balance Sheets

Assets
	June 30, 2007 (unaudited)	December 31, 2006

Other Assets	0	0

Total Assets	$0	0

Liabilities & Stockholders’ Deficit

Current Liabilities

Accounts Payable	-	-

Total Current Liabilities	-	-

Preferred Stock, $.001 par value, 10,000,000 Shares authorized, 1,000,000 shares issued	1,000	-

Stockholders’ Equity
Common Stock Authorized shares 100,000,000		-
$0.001 par value; 27,300,000 outstanding at 6-30-07 and at 12-31-06	27,300	27,300

Additional paid-in Capital	16,500	-

Deficit accumulated during development stage	(44,800)	(27,300)

Total Stockholders’ Equity	0	0

Total Liabilities & Stockholders’ Deficit	$0	$0

See Notes to the Financial Statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30		From Inception (February 19, 1997) Through June 30,
	2007	2006	2007	2006	2007

REVENUES	$0	$0	-	-	$0

EXPENSES
Administrative Expenses
Impairment Loss	17,500	0	17,500	-	0

Total Expenses	17,500	0	-	27,300	0

NET LOSS	$17,500	$0	17,500	27,300	$0

(LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,300,000	27,.300,000	27,300,000	27,300,000

See Notes to the Financial Statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,		From Inception (February 19, 1997) through
	2007	2006	June 30, 2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)	(17,500)	(27,300)	(44,800)

Adjustments to reconcile net loss to cash used in operating activities:
Non cash expense	0	(27,300)	27,300
Increase in accounts payable	-	-	-

Net Cash Used By Operating Activities	(17,500)	0	(17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	17,500	0	17,500

Net cash provided from financing activities	17,500	0	17,500

Net increase (Decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental cash flow information
stock issued for accounts payable	$0	$0	$0

See Notes to the Financial Statements

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
June 30, 2007

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

Nature of Business

The Company has no products or services as of June 30, 2007.  The company was organized as a vehicle to seek merger or acquisition candidates.  The company intends to acquire interest in various business opportunities, which in the opinion of management would provide a profit to the company.

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
June 30, 2007

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

During both the three months and six months ended June 30, 2007 and 2006, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company reported no revenues for either of the three month or six month periods ended June 30, 2007 or 2006.  The Company incurred $17,500 of expenses during the three months and six months ended June 30, 2007, all for transfer agent fees.  The Company incurred no expenses during the three months ended June 30, 2006.  For the six months ended June 30, 2006 the Company incurred an impairment expense of $27,300.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of June 30, 2007 the Company had no assets and no liabilities as compared to no assets and no current liabilities as of December 31, 2006.

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

Management's Remediation Plan

Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of mediating the material weakness identified by hiring a sufficient number of resources to perform controls and to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. The Company has hired temporary contractors to help perform certain accounting functions, until management can employ a more permanent solution. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES & USE OF PROCEEDS

On May 25, 2007, the Company issued 1,000,000 shares of its preferred stock in exchange for $17,500 in cash.  All of these proceeds were used to pay transfer agent fees.

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