Form 10-Q
period 2007-09-30
EXTENSIONS, INC.
filed 2008-07-29
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	94,374,679	July 15, 2008

EXTENSIONS, INC.
INDEX

Page Number
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	3

Condensed Statements of Operations – (unaudited) - For the three months and nine months ended September 30, 2007 and 2006 and for the period from inception (February 19, 1997) to September 30, 2007	4

Condensed Statements of Cash Flows – (unaudited) - For the three months and nine months ended September 30, 2007 and 2006 and for the period from inception (February 19, 1997) to September 30, 2007	5

Notes to unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11
31.1 Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENSIONS, INC.
(A Development Stage Company)
Balance Sheets

Assets
	September 30, 2007 (unaudited)	December 31, 2006

Other	0	0

Total Assets	$0	0

Liabilities & Stockholders’ Deficit

Current Liabilities

Accounts Payable	-	-

Total Current Liabilities	-	-

Stockholders’ Deficit
Preferred Stock, 10,000,000 shares authorized, .0001 par value None outstanding

Common Stock, Authorized shares 1,000,000,000 shares authorized $0.001 par value; 57,061,253 outstanding at 9-30-07 and 27,300,000 at 12-31-06	57,061	27,300

Additional paid-in Capital	37,739	-

Deficit accumulated during development stage	(94,800)	(27,300)

Total Stockholders’ Deficit	0	0

Total Liabilities & Stockholders’ Deficit	$0	$0

See Notes to the Financial Statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (February 19, 1997) Through September 30,
	2007	2006	2007	2006	2007

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Administrative Expense	50,00	0	50,000	0	67,500
Impairment Loss	0	0	17,500	27,300	27,300

Total Expenses	50,000	0	67,500	27,300	94,800

NET LOSS	(50,000)	0	$(67,500)	$(27,300)	$(94,800)

(LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	24,278,644	27,300,000	8,221,693	27,300,000

See Notes to the Financial Statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,		From Inception (February 19, 1997) through
	2007	2006	September 30, 2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)	(67,500)	(27,300)	(94,800)

Adjustments to reconcile net loss to cash used in operating activities:
Non cash expense-impairment loss	0	27,300	27,300

Net Cash Used By Operating Activities	67,500	0	(67,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	0	50,000

Proceeds from issuance of preferred stock	17,500	0	17,500
Net cash provided from financing activities	67,500	0	67,500

Net increase (Decrease) in cash	0	0	0

Cash at beginning of year	0	0	0

Cash at end of year	$0	$0	$0

Supplemental cash flow information
stock issued for accounts payable	$0	$0	$0

See Notes to the Financial Statements

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2007

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

Organization and Basis of Presentation

The company was incorporated under the laws of the State of Nevada on February 19, 1997.  The company ceased all operating activities during the period from October 1, 2003 to December 31, 2005 and was considered dormant.  Since October 6, 2006, the company is in the development stage, and has not commenced planned principal operations.  The company also was delinquent on its filing with the Secretary of State for Nevada and as a result was not a corporation in good standing until October 30, 2006.  The company’s common shares are listed for trading on the Pink Sheets under the symbol  EXTI.

Prior to approximately October 1, 2003, Extensions, Inc. (formerly Millennium National Events, Inc.) was an operating company with its common shares listed for trading on the OTCBB market.  The company failed to remain current on its SEC filing requirements and as a result was demoted to the Pink Sheets.  The company has not filed any periodic reports since the report filed for the third quarter of 2003.  Subsequently, the Company ceases all business operations and has been dormant since approximately October 1, 2003.  During the same period, all the Company’s officers and directors ceased acting on behalf of the Company and abandoned their obligations to the Company and its shareholders.  As a result, the Company was considered to be dormant from October 1, 2003 to December 31, 2005.

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

Nature of Business

The Company has no products or services as of September 30, 2007.  The company was organized as a vehicle to seek merger or acquisition candidates.  The company intends to acquire interest in various business opportunities, which in the opinion of management would provide a profit to the company.

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2007

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

Loss Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at September 30, 2007 or 2006.

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

NOTE 7 – SUBSEQUENT EVENTS

On August 2, 2007 the company filed Articles of Amendment with the Secretary of State for the State of Nevada reverse splitting its shares on a 1:1,000 basis and changing its name to Extensions, Inc.  On August 24, 2007 the 1,000,000 Preferred Shares outstanding were converted into 50,000,000 shares of common stock.  On August 27, 2007, the Company issued 7,000,000 shares of its common stock in exchange for a third party assuming $50,000 of the Company’s obligations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

During both  the three months and nine months ended September 30, 2007 and 2006, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company incurred administrative expenses of $50,000, for the three months ended September 30, 2007. For the 3 months ended and 9 months ended September 30, 2006 there were no administrative expenses.  The Company incurred a $27,300 impairment expense during the three months and 9 months  ended September 30, 2006 .  There were no impairment charges for either the 3 or 9 months ended September 30, 2007.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of September 30, 2007 the Company had no assets and no liabilities as compared to assets of $27,300 and no liabilities as of December 31, 2006.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES & USE OF PROCEEDS

On August 27, 2007, the Company issued 7,000,000 shares of its common stock in exchange for a third party assuming $50,000 of the Company’s obligations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On August 2, 2007, the Company reverse split its common shares on a 1:1,000 basis and changed its name to Extensions, Inc.

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