Form 10-Q
period 2008-03-31
EXTENSIONS, INC.
filed 2008-07-29
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	94,374,679	July 15, 2008

EXTENSIONS, INC.
INDEX

Page Number
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets - March 31, 2008 (unaudited) and December 31, 2007	3

Condensed Statements of Operations – (unaudited) - For the three months ended March 31, 2008 and 2007 and for the period from inception (February 19, 1997) to March 31, 2008	4

Condensed Statements of Cash Flows – (unaudited) - For the three months ended March 31, 2008 and 2007 and for the period from inception (February 19, 1997) to March 31, 2008	5

Notes to unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11
31.1 Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENSIONS, INC.
(A Development Stage Company)
Balance Sheets

Assets
	March 31, 2008	December 31, 2007
Current Assets

Cash	$1,947	$20,976

Total Current Assets	1,947	20,976

Other Assets – Website	50,000	0

Total Assets	$51,947	$20,976

Liabilities & Stockholders’ Deficit

Current Liabilities

Accounts Payable	-	-

Total Current Liabilities	-	-

Stockholders’ Equity Authorized shares 1,000,000,000 $0.001 par value; 84,374,853 and 62,874,853 shares outstanding at 3-31-08 and 12-31-07, respectively	84,375	62,875

Additional paid-in Capital	181,063	95,063

Deficit accumulated during development stage	(213,491)	(136,962)

Total Stockholders’ Equity	51,947	20,976

Total Liabilities & Stockholders’ Equity	51,947	$20,976

See accompanying notes to financial statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Loss

	For the Three Months Ended March 31,		From Inception (February 19, 1997) Through March 31,
	2008	2007	2008

REVENUES	$0	$0	$0

EXPENSES

Administrative Expense	26,529	0	152,238

Impairment Loss	50,000	0	61,253

Total Expenses	76,529	0	213,491

NET LOSS	$(76,529)	$0	$(213,491)

(LOSS) PER SHARE	$(0.01)	$(0)

WEIGHTED AVERAGE SHARES OUTSTANDING	82,374,853	27,300,000

See accompanying notes to financial statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,		From Inception (February 19, 1997) through
	2008	2007	March 31, 2008

CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)	(76,529)	0	(213,491)

Adjustments to reconcile net loss to cash used in operating activities:
Non cash expense-impairment loss	50,000	0	111,253
Increase in accounts payable	-	-	-

Net Cash Used By Operating Activities	26,529	0	(102,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,500	0	104,185

Net cash provided from financing activities	7,500	0	104,185

Net increase (Decrease) in cash	(19,029)	0	1,947

Cash at beginning of period	20,976	0	0

Cash at end of year	$1,947	$0	$0

Supplemental cash flow information
stock issued for accounts payable	$0	$0	$0

See accompanying notes to financial statements

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2008

General

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q.  The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2007.  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the company’s ability to continue as a “going concern”.  The company  incurred indeterminate net losses prior to October 1, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  The company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Organization and Basis of Presentation

The company was incorporated under the laws of the State of Nevada on February 19, 1997 under the name of Millennium National Events, Inc. The company’s name was changed in August 2007 to Extensions, Inc. The company ceased all operating activities during the period from October 1, 2003 to December 31, 2005 and was considered dormant.  Since October 6, 2006, the company has been in the development stage, and has not commenced planned principal operations.  The company also was delinquent on its filing with the Secretary of State for Nevada and as a result was not a corporation in good standing until October 30, 2006.  The company’s common shares are listed for trading on the Pink Sheets under the symbol EXTI.

Prior to approximately October 1, 2003, Millennium National Events, Inc. was an operating company with its common shares listed for trading on the OTCBB market.  The company failed to remain current on its SEC filing requirements and as a result was demoted to the Pink Sheets.    Subsequently, the Company ceased all business operations and has been dormant since approximately October 1, 2003.  During the same period, all the Company’s officers and directors ceased acting on behalf of the Company and abandoned their obligations to the Company and its shareholders.  As a result, the Company was considered to be dormant from October 1, 2003 to December 31, 2005.

On August 18, 2006, a complaint was filed in the Superior Court for Washoe County, Nevada seeking the appointment for custodian for the Company under Nevada Revised Statutes 78.347(2).  On October 6, 2006, a Custodian was appointed to the Company who commenced an investigation of the assets, management, business, condition and liabilities of the Company.

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

Nature of Business

The company is developing several social support networks developed off an intellectual property platform including our cancer social support network which will be an interactive online community dedicated to serving the specific needs of cancer patients, and their family, friends and caregivers.  The site when completed will allow cancer patients the ability to research their disease and assist in finding, organizing and managing their own cancer support network.  The goal of these support networks is to assist the cancer patient in conserving needed energy by lightening the burden associated with their own daily trials and tribulations, with the hope that the energy conserved can be leveraged into a higher level of patient activity and a stronger determination to fight the disease.  The primary components of our cancer social support network will be content, community, and Micro Support Networks, (MSN’s) each of which serves as a gateway and complementary resource to the other.

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2008

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

None.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

During the three months ended March 31, 2008and 2007, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company reported no revenues for either of the three month periods ended March 31, 2008 or 2007. The Company incurred expenses during the three months ended March 31, 2008.  During the three months ended March 31, 2008, the Company incurred an impairment expense of $76,529.

Material Changes in Financial Condition, Liquidity and Capital Resources

There were no material changes in financial condition, liquidity and capital resources during the periods ended March 31, 2008 and 2007.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

On January 4, 2008, the Company issued 10,000,000 shares of its common stock to a third party as consideration for a domain leasing agreement.

On January 4, 2008, the Company issued 10,000,000 shares of its common stock to two third party consultants for consideration in performance to a contractual obligation.

On March 8, 2008 the company issued 1,500,000 shares of its common stock to a third party in consideration for $7,500.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

a)  Exhibits

EXHIBIT NO	DESCRIPTION

31.1	Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENSIONS, INC.

Date: July 24, 2008	By:	/s/ Crawford Shaw
Crawford Shaw
Principal Executive Officer and Principal Financial Officer