Form 10-K/A
period 2007-12-31
EXTENSIONS, INC.
filed 2008-08-13
CIK 1082121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
FIRST AMENDMENT

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

On August 27, 2007, we entered into a line of credit agreement with an investor; where we issued 7,000,000 shares of stock in return for a $50,000 line of credit. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

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

Gruber & Company, LLC

July 15, 2008

Lake Saint Louis, Missouri

Extensions, Inc. (formerly Millennium National Events, Inc.)

(A Development Stage Company)

Balance Sheets

Assets
	December 31, 2007	December 31, 2006
Current Assets
Cash	20,976	0

Total Current Assets	20,976	0
Other Assets	0	0

Total Assets	$20,976	0

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts Payable	-	-

Total Current Liabilities	-	-

Stockholders’ Deficit Authorized Common shares 1,000,000,000 $0.001 par value; 27,300 and 62,874,853 outstanding at 12-31-06 and at 12-31-07, respectively Authorized Preferred shares 10,000,000 $0.001 par value; 0 outstanding at 12-31-06 and at 12-31-07	62,875	27

Additional paid-in Capital	95,063	27,273

Deficit accumulated during development stage	(136,962)	(27,300)

Total Stockholders’ Equity	20,976	0

Total Liabilities & Stockholders’ Equity	$20,976	$0

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

On August 8, 2007, the company filed amended and restated Articles of Incorporation with the Nevada Secretary of State, reversing its shares on a 1:1,000 basis and changing its name from Millennium National Events, Inc. to Extensions, Inc.

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

Loss Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  The earnings per share data has been calculated to reflect the 1:1,000 split on August 24, 2007 retroactively to the earliest date reported upon.  There were no common equivalent shares outstanding at December 31, 2007 or 2006.

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

NOTE 7 – COMMON STOCK

The Company’s authorized Common Equity Consists of 1,000,000,000 shares of common stock $.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.  During the year, the company issued 1,000,000 Class A preferred shares to an investor for $17,500.  These shares were convertible into common shares at the rate of 50 common shares for each share of preferred stock on August 24, 2007, following  the  reverse split.  The shares were converted into 50,000,000 shares of common stock.  On August 27, 2007, the Company issued 7,000,000 shares of its common shares in exchange for a third party assuming $50,000 of the company’s obligations.  On December 04, 2007, the Company issued 2,113,600 shares of its common stock to its chief executive officer in exchange for $10,685 in cash, and on December 27, 2007, the Company issued 3,700,000 shares of its common stock for $18,500 in cash.

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

Crawford Shaw, 73 , a director and the Company’s Chairman of the Board, Chief Executive Officer and President, has been an international lawyer, financier and management consultant in the past thirty years. Previously, Mr. Shaw was a partner with Shaw and Reed, practicing in the areas of international law and finance. At Shaw and Reed, which he founded, Mr. Shaw served as legal, financial and management consultant to several small and medium sized private and public companies. Mr. Shaw is also a director of Paper Free Medical Solutions. Mr. Shaw graduated from Yale College in 1958 and Yale Law School in 1961. He is a former Fellow of the Association of the Bar of the City of New York and is the current Editor of A Lawyer’s Guide to International Business Transactions, published by the American Bar Association and the American Law Institute. Mr. Shaw is a member of the New York Bar and was admitted to practice before the Appellate Division and Court of Appeals in New York, as well as the United States Court for the Southern District of New York and the States Court of International Trade.

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

EXTENSIONS, INC

Date: August 12, 2008	By:	/s/ Crawford Shaw
Crawford Shaw,
Principal Executive Officer

Date: August 12, 2008	By:	/s/ BB Tuley
BB Tuley,
Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: August 12, 2008	By:	/s/ Crawford Shaw
Crawford Shaw, Principal Executive Officer and Director

Date: August 12, 2008	By:	/s/ BB Tuley
BB Tuley, Principal Financial Officer and Director