Form 10-Q
period 2008-06-30
EXTENSIONS, INC.
filed 2008-08-19
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	94,374,679	August 14, 2008

EXTENSIONS, INC.
INDEX

Page Number
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets – June 30, 2008 (unaudited) and December 31, 2007	3

Condensed Statements of Operations – (unaudited) - For the three months ended June 30, 2008 and 2007 and for the period from inception (February 19, 1997) to June 30, 2008	4

Condensed Statements of Cash Flows – (unaudited) - For the three months ended March 31, 2008 and 2007 and for the period from inception (February 19, 1997) to June 30, 2008	5

Notes to unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11
14       Code of Ethics
31.1    Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1    Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1    Audit Committee Charter
99.3    Code of Professional Conduct
99.4    Nominating Committee
99.5    Corporate Governance Charter
99.6    Compensation Committee Charter

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENSIONS, INC.
(A Development Stage Company)
Balance Sheets

Assets
	June 30, 2008	December 31, 2007
Current Assets

Cash	$12,448	$20,976
Marketable Securities	13,121	-
Total Current Assets	25,569	20,976

Intangible Assets	100,000	0

Total Assets	$125,569	$20,976

Liabilities & Stockholders’ Deficit

Current Liabilities

Accounts Payable	70,254	-

Total Current Liabilities	70,254	-

Stockholders’ Equity Authorized shares 1,000,000,000 $0.001 par value; 94,374,853 and 62,874,853 shares outstanding at 6-30-08 and 12-31-07, respectively	94,375	62,875

Additional paid-in Capital	144,534	95,063

Deficit accumulated during development stage	(183,594)	(136,962)

Total Stockholders’ Equity	55,315	20,976

Total Liabilities & Stockholders’ Equity	$125,569	$20,976

See accompanying notes to financial statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Loss

	For the Six Months Ended June 30,		From Inception (February 19, 1997) Through June 30,
	2008	2007	2008

REVENUES	$0	$0	$0

EXPENSES

Administrative Expense	22,849	0	98,558

Impairment Loss	-	0	61,253
Loss on sale of marketable securities	23,783	-	23,783

Total Expenses	46,632	0	183,594

NET LOSS	$(46,632)	$0	$(183,594)

(LOSS) PER SHARE	$(0.01)	$(0)

WEIGHTED AVERAGE SHARES OUTSTANDING	94,374,853	27,300,000

See accompanying notes to financial statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,		From Inception (February 19, 1997) through
	2008	2007	June 30, 2008
CASH FLOWS FROM FINANCING ACTIVITIES
Net Income (Loss)	(46,632)	0	(183,594)

Adjustments to reconcile net loss to cash used in operating activities:
Non cash expense-impairment loss	0	0	61,253
Increase in accounts payable	70,254	-	70,254

Net Cash Used By Operating Activities	23,622	0	(52,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(100,000)	-	(161,253)
Acquisition of marketable securities	(13,121)	-	(13,121)
Net cash used in investing activities	(113,121)	-	(174,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	80,971	0	238,909

Net cash provided from financing activities	80,971	0	238,909

Net increase (Decrease) in cash	(8,528)	0	12,448

Cash at beginning of period	20,976	0	0

Cash at end of period	$12,448	$0	$12,448

Supplemental cash flow information
stock issued for accounts payable	$0	$0	$50,000

See accompanying notes to financial statements

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
June 30, 2008

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

Nature of Business

The Company is developing several social support networks developed off an intellectual property platform including the Company’s cancer social support network which will be an interactive online community dedicated to serving the specific needs of cancer patients, and their family, friends and caregivers.  The site when completed will allow cancer patients the ability to research their disease and assist in finding, organizing and managing their own cancer support network.  The goal of these support networks is to assist the cancer patient in conserving needed energy by lightening the burden associated with their own daily trials and tribulations, with the hope that the energy conserved can be leveraged into a higher level of patient activity and a stronger determination to fight the disease.  The primary components of the Company’s cancer social support network will be content, community, and Micro Support Networks, (MSN’s) each of which serves as a gateway and complementary resource to the other.

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
June 30, 2008

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

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

NOTE 7 – SUBSEQUENT EVENTS

None.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

During the three months ended June 30, 2008and 2007, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company reported no revenues for either of the three month periods ended June 30, 2008 or 2007. The Company incurred expenses and losses on security transactions during the three months ended June 30, 2008.

Material Changes in Financial Condition, Liquidity and Capital Resources

There were no material changes in financial condition, liquidity and capital resources during the periods ended June 30, 2008 and 2007.

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

The Company's management, with the participation of its chief executive officer who at that time was also its chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2007. Based on that evaluation, the Company's chief executive / financial concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and the Company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company’s management, including our chief executive officer who at that time was also chief financial officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management's Remediation Plan

Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of remediating the material weakness identified by hiring a sufficient number of resources to perform controls and to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in the Company’s consolidated statements. The Company has hired temporary contractors to help perform certain accounting functions, until management can employ a more permanent solution. The Company cannot assure that, as circumstances change, any additional material weakness will not be identified.

The Company believes that the Company’s disclosure controls and procedures, including the Company’s internal control over financial reporting, have improved since year-end due to the scrutiny of such matters by the Company’s management and a board of directors and the changes described above. The Company has hired certain resources in the accounting and finance departments and it will make additional changes in the future, as it deems necessaryThe Company cannot assure that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

On May 15, 2008, the Company issued 10,000,000 shares of its common stock for the rights, titlesand interest in the following provisional patents.

Cause Based Social Support Network (Provisional Patents Number: 61038124)

Volunteer Appreciation and Monetization of Goodwill at the Point of Impact (Provisional PatentNumber:  61038087)

The Creation of a Mission Adaptive Plan as an Experience Based Navigation System in ConvertingSocial Networks and their Activity into A User Generated Content Based Search Engines(Provisional Patent  Number: 61052407)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On June 10, 2008  Dr. Mahesh Konajai accepted an invitation to become a  member of the board of directors of the Company..  Dr. Konajai, age 63, completed his residency in Internal Medicine in 1979 at the University of Alabama in Birmingham, Alabama; completed fellowship in Hematology in 1980 at the University of Georgia; and a fellowship in Medical Oncology at the University of Texas MD Anderson Hospital and Tumor Institute’ He later joined the faculty of MD Anderson and perused a research program in Bone Marrow Transplantation and advanced chemotherapy of GI cancers.  In 1983 Dr. Konajia established the Julie and Ben Rogers Cancer Institute, and in 1997 established the Beaumont Cancer Institute.  In 2004 Dr. Konajia was awarded a faculty position at the SVYASA Yoga University in Banglore India and  received a diploma in Ayurveda from Ayurvedic Institute of America.

On June 10, 2008  The Board of Directors adopted a Code of Ethics (exhibit 14)

On June 10, 2008  The Board of Directors adopted an Audit Committee Charter (exhibit 99.1)

On June 10, 2008  The Board of Directors adopted a Corporate Governance Charter (exhibit 99.2)

On June 10, 2008  The Board of Directors adopted a Compensation Committee Charter (exhibit 99.3)

ITEM 6.  EXHIBITS

a)  Exhibits

EXHIBIT NO	DESCRIPTION

14	Code of Ethics

31.1	Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	Audit Committee Charter

99.2	Corporate Governance Charter

99.3	Compensation Committee Charter

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENSIONS, INC.

Date: August 19, 2008	By:	/s/ Crawford Shaw
Crawford Shaw
Principal Executive Officer