Form 10-Q/A
period 2007-09-30
EXTENSIONS, INC.
filed 2008-09-10
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1
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

Yes  ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	94,374,679	September 10, 2008

EXTENSIONS, INC.
INDEX

Page Number
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	3

Condensed Statements of Operations – (unaudited) - For the three months and nine months ended September 30, 2007 and 2006 and for the period from inception (February 19, 1997) to September 30, 2007	4

Condensed Statements of Cash Flows – (unaudited) - For the three months and nine months ended September 30, 2007 and 2006 and for the period from inception (February 19, 1997) to September 30, 2007	5

Notes to unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11
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

Nature of Business

The company is developing a series of social network toolsets based around creating social support networks, which will serve as an interactive online community of micro sites connected via an intuitive navigation system. The toolsets when completed will allow social networks the ability to collaborate with each other in solving problems via the captured experiences and wisdom of their members.  The toolsets requirements and definitions documents (RDD’s) were started in May of 2007, and was completed on August 30, 2007.   We have identified the need for intellectual property protection of our toolsets, and once we have accomplished this we will investigate the proper content management solution and consultants to program the toolsets.  We believe our first toolset will be ready for deployment by first quarter of 2009.

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

EXTENSIONS, INC.

Date: September 10, 2008	By:	/s/ Crawford Shaw
Crawford Shaw
Principal Executive Officer and Principal Financial Officer