Form 10-Q
period 2008-09-30
EXTENSIONS, INC.
filed 2008-11-14
CIK 1082121

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes   ☐ No ☒

Class	Shares Outstanding	Date
Common, $.001 par value	94,480,997	November 14, 2008

EXTENSIONS, INC.
INDEX

Page Number

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets – September 30, 2008 (unaudited) and December 31, 2007	3

Condensed Statements of Operations – (unaudited) - For the three and nine months ended September 30, 2008 and 2007 and for the period from inception (February 19, 1997) to September 30, 2008	4

Condensed Statements of Cash Flows – (unaudited) - For the nine months ended September 30, 2008 and 2007 and for the period from inception (February 19, 1997) to September 30, 2008	5

Notes to unaudited Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks	8

Item 4. Controls and Procedures	8

PART II - OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11
31.1 Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification Pursuant to 18 USC Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EXTENSIONS, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

Assets
	September 30,	December 31,
	2008	2007

Current Assets

Cash	$3,855	$20,976
Marketable Securities	-	-

Total Current Assets	3,855	$20,976

Intangible Assets	100,000	-

Total Assets	$103,855	$20,976

Liabilities & Stockholders' Equity

Current Liabilities

Accounts Payable	$70,254	-

Total Current Liabilities	70,254	-

Notes payable	10,000	-

Total Liabilities	80,254	-

Stockholders' Equity
Authorized shares 1,000,000,000
$0.001 par value: 94,380,997 and 62,874,853 shares outstanding
at September 30, 2008 and December 31, 2007, respectively	94,381	62,875

Additional Paid-in Capital	227,201	95,063

Deficit Accumulated During Development Stage	(297,981)	(136,962)

Total Stockholders' Equity	23,601	20,976

Total Liabilities and Stockholders' Equity	$103,855	$20,976

See accompanying notes to financial statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Loss
(Unaudited)
					From
					Inception
					(February 19,
					1997)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES	$0	$0	$0	$0	$0

EXPENSES

Administrative Expenses	38,341	50,000	87,719	50,000	163,428
Impairment Loss			50,000	17,500	111,253
Loss (gain) on Sale of Marketable Securities	(483)		23,300		23,300

Total Expenses	37,858	50,000	161,019	67,500	297,981

NET LOSS	$37,858	$50,000	$161,019	$67,500	$297,981

(LOSS) PER SHARE	$0.0004	$0.002	$0.002	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	94,374,853	24,278,644	94,374,853	8,221,693

See accompanying notes to financial statements

EXTENSIONS, INC.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited)
			From
			Inception
			(February 19,
			1997)
	For the Nine Months Ended		Through
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATIONS
Net Income (loss)	$(161,019)	$(67,500)	$(297,981)

Adjustments to reconcile net loss to
cash used in operating activities:
Non-cash expense - Impairment Loss	-	-	61,253
Increase in account payable	70,254	-	70,254

Net Cash Used by Operating Activities	(90,765)	(67,500)	(166,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(100,000)		(161,253)
Net cash used in investing activities	(100,000)	-	(161,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	10,000		10,000
Proceeds from issuance of common stock	163,644	67,500	-
Net cash provided from financing activities	173,644	67,500	10,000

Net increase (decrease) in cash	(17,121)	-	(317,727)

Cash at beginning of period	20,976	-	-

Cash at end of period	$3,855	$0	$3,855

Supplemental cash flow information:
Stock issued for accounts payable	-	-	50,000

See accompanying notes to financial statements

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2008

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

EXTENSIONS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2008

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

NOTE 7 – SUBSEQUENT EVENTS

On September 27, 2008 the board of directors approved the creation of the following wholly owned subsidiaries of Extensions, Inc.

Cancer.im, Inc.
Newswire.net, Inc
Litego, Inc, Inc

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

None

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

On September 26, 2008, the Company issued 6,144 shares of its common stock for payment of an invoice.

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

EXTENSIONS, INC.

Date: November 14, 2008	By:	/s/ Crawford Shaw
Crawford Shaw
Principal Executive Officer