Form 10-K
period 2008-12-31
EXTENSIONS, INC.
filed 2009-04-15
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK  ONE)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008
                                                 -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ______.

                       COMMISSION FILE NUMBER: 000-26493

                                EXTENSIONS, INC
                                ---------------
                 (Name of small business issuer in its charter)


NEVADA                                                                88-0390251
------                                                                ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

                       770 SOUTH POST OAK LANE, SUITE 330
                               HOUSTON, TX  77056
                               ------------------
              (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:    (832) 487-8689

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:   NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                  Common Stock
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large  accelerated  filer     [ ]          Accelerated  filer              [ ]
Non-accelerated  filer        [ ]          Smaller  reporting  company     [X]
(Do not check if a smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [x]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 03, 2008 was approximately $3,225 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the NASD OTC-NQB. Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, as of March 25, 2009, was 889,619,940 shares.

                                Extensions, Inc.
                  (formerly Millennium National Events, Inc.)
                                     Index

                                                                     Page
Part I

Item 1. Business                                                        4

Item 1A. Risk Factors                                                  12

Item 1B. Unresolved Staff Comments                                     20

Item 2. Properties                                                     21

Item 3. Legal Proceedings                                              21

Item 4. Submission of Matters to a Vote of Security Holders            21

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholders
Matters and Issuers Purchasers of Equity Securities                    21

Item 6. Selected Financial Data                                        22

Item 7. Management's Discussion and Analysis of Financial Condition
and Result of Operation                                                22

Item 8. Financial Statements and Supplementary Data                    25

Item 9. Changes in and Disagreements with Accountants on Accounting
 and Financial Disclosure                                              41

Item 9A. Controls and Procedures                                       41

Item 9B. Other Information                                             43

Part III

Item 10. Directors Executive Officers and Corporate Governance         43

Item 11. Executive Compensation                                        46

Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters                             48

Item 13. Certain Relationships and Related Transactions, and
 Director Independence                                                 49

Item 14. Principal Accountant Fees & Services                          50

Part IV

Item 15. Exhibits and Financial Schedules                              51

Signatures                                                             52

                                     PART I

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements regarding future events and the Company's future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company's management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company's future financial performance, the continuing development of the Company's website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company's anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under "Risk Factors." Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

     Prior to approximately October 1, 2003, Millennium National Events, Inc. was an operating company with its common shares listed for trading on the OTCBB market. The company failed to remain current on its SEC filing requirements and as a result was demoted to the Pink Sheets. The company has not filed any periodic reports since the report filed for the third quarter of 2003. Subsequently, the Company ceases all business operations and has been dormant since approximately October 1, 2003. During the same period, all the Company's officers and directors ceased acting on behalf of the Company and abandoned their obligations to the Company and its shareholders. As a result, the Company was considered to be dormant from October 1, 2003 to December 31, 2005.

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

     On December 29, 2008, we created three wholly owned subsidiaries, consisting of Cancer.im, Inc, Litego, Inc, and Newswire.net, Inc. for the purpose of allowing the Company the ability to develop these properties separate from the EXT platform development.

     On March 9, 2009 we launched a fully functional Beta of the Extensions, Inc. platform at www.ext.com.

     The Company is currently developing a beta version of the website. Our headquarters are located at 770 South Post Oak Lane, Suite 330, Houston, TX 77056. Our company website is www.ext.com.
                                   -----------

     On December 28, 2008 the Company created three wholly owned subsidiaries consisting of Litego, Inc, Newswire, net, Inc and Cancer.im, Inc. for the purpose of developing the separate opportunities on the EXT platform.

     Litego, Inc. was incorporated on December 15, 2008 in the state of Wyoming, its authorized capital consist of 1,000,000,000 (One Billion) Common shares par value $0.0001 per share and 10,000,000 Preferred shares par value $0.001 per share. Extensions, Inc owns 20,000,000 shares of Litego, Inc. common shares and 0 preferred shares this represents 100% of the issued shares of Litego, Inc.

     Litego, Inc. is a social network that we are building on the EXT platform, it is dedicated to consumer advocacy and uncovering corporate fraud using social media as a discovery tool and anonymous whistle blower site. Litego will allow its social network members participants the ability to identify corporate fraud or suspicious activity while using the permission control feature as a safe anonymous repository to transmit evidence.

     Newswire.Net, Inc. was incorporated on December 15, 2008 in the state of Wyoming, its authorized capital consist of 1,000,000,000 (One Billion) Common shares par value $0.0001 per share and 10,000,000 Preferred shares par value
$0.001 per share. Extensions, Inc owns 20,000,000 shares of Newswire.Net, Inc, Inc. common shares and 0 preferred shares this represents 100% of the issued shares of Newswire.Net, Inc.

     Newswire.Net is a social network we are building on the EXT platform, it is dedicated to organizing independent journalist, blog writers and other active social media contributors for the purpose of enhanced media credibility and broader press release acceptance, and coverage. We believe the Newswire,net has the potential of being an organic Search Engine Optimization aimed at small business owners, content publishers and causes looking for an economic way of broadcasting their particular message.

     Cancer.im, Inc. was incorporated on December 15, 2008 in the state of Wyoming, its authorized capital consist of 1,000,000,000 (One Billion) Common shares par value $0.0001 per share and 10,000,000 Preferred shares par value
$0.001 per share. Extensions, Inc owns 20,000,000 shares of Cancer.im, Inc., Inc. common shares and 0 preferred shares this represents 100% of the issued shares of Cancer.im, Inc.

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

1 See "Quick Facts: Economic and Health Burden of Chronic Disease" on posted on the U.S. Department of Health and Human Services Center for Disease Control and Prevention's website: www.cdc.gov/nccdphp/press/index.htm
2    www.nih.gov
3    CA Cancer  J  Clin  2008;  58:71-96;  doi:  10.3322/CA.2007.0010,
     http://caonline.amcancersoc.org/cgi/content/short/58/2/71.
4    CA Cancer  J  Clin  2008;  58:71-96;  doi:  10.3322/CA.2007.0010,
     http://caonline.amcancersoc.org/cgi/content/short/58/2/71.

OUR PRODUCT

     Our cancer social network will be an interactive online community dedicated to serving the specific needs of cancer patients and their caregivers. The site focuses on the patient researching their disease and assist in finding, organizing and managing their own cancer support network. The goal of these support networks is to assist the patient in conserving needed energy by lightening the burden associated with their own daily trials and tribulations with the hope that the energy conserved can be leveraged into a higher level of patient activity and a stronger determination to fight. The primary components of our website are content, community, and Micro Support Networks (MSNs), each of which serves as a gateway and complementary resource to the other.

Content
-------

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

     - Cancer Type - comprehensive information on each of the 233 different types of cancer.

     - Cancer Treatments - will provide information relating to each of the approved chemotherapy drugs, radiation treatments, surgery techniques and hormone therapies.

     - Complementary and Alternative Medicines - will provide information relating to over 5,100 complementary and alternative cancer therapies.

     - Oncologists and Clinics - will provide information relating to oncologists and clinics from around the world.

     Extensions, Inc. plans on identifying and entering into independent contractor agreements with individuals (the "Content Providers") in several specialties to provide current medical journal reviews and summaries as well as other written materials to be used by the Company on the website.

     Social Support Network
     ----------------------

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

     Discussions and Patient Contribution
     ------------------------------------

     Will provide the online community with a forum for discussion and contribution of patient experience related to specific cancer topics. This discussion forum will be made up of variations of personal blogs, commentary, and member chat.

     Affiliate Groups
     ----------------

     Will allow the online community with a method of joining various affiliate groups related to a specific cancer topic. These groups will serve as a forum for discussion, collaboration, and community feedback through comments posted to the group.

     Print Media
     -----------

     Will allow its members to convert the cancer research they have done on our site to a printed format for offline viewing.

WEBSITE DEVELOPMENT AND HOSTING

     Extensions, Inc. has entered into a development and hosting agreement with Ramius, Inc, which is hosting the ww.ext.com and provide several of the tools which make up the ext platform. Management will continue to search for a website development partners to incorporate new tool compliments to our platform on an ongoing basis.

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

POTENTIAL MARKET

     In the U.S. alone, it is estimated that there are more than 10 million cancer survivors5. Worldwide, that figure is more than 24 million survivors6.

5    http://www.nih.gov/
6    http://www.nih.gov

     This year, in the US alone, 1.3 million people will be diagnosed with cancer for the first time and 556,000 people will die of the disease7. This makes cancer the leading cause of death for people under the age of 85 years old8. The latest stat we have for the impact of Cancer in the US is from 2006, the direct cost of cancer was approximately $78 Billion for direct medical costs and an estimated $128 Billion for indirect costs (such as lost productivity and labor) bringing the total economic impact to $206 Billion9. This equates to an average direct medical cost of $60,454 per patient per year and a lost productivity cost of $97,454 per patient per year10.

7 See "Quick Facts: Economic and Health Burden of Chronic Disease" on posted on the U.S. Department of Health and Human Services Center for Disease Control and Prevention's website: www.cdc.gov/nccdphp/press/index.htm
8    http://www.cdc.gov/nccdphp/press/index.htm
9 See "Quick Facts: Economic and Health Burden of Chronic Disease" on posted on the U.S. Department of Health and Human Services Center for Disease Control and Prevention's website: www.cdc.gov/nccdphp/press/index.htm
10 $60,454 calculation based upon $78 billion divided by 1.3 million people. $97,454 calculation based upon $128 billion divided by 1.3 million people.

     The following chart, which is posted on the U.S. Department of Health and Human Services Center for Disease Control and Prevention's website, provides evidence of the potential size of our market.

           Quick Facts: Economic and Health Burden of Chronic Disease

Disease/ Risk                         Mortality         Direct Cost/
Factors        Morbidity (Illness)    (Death)           Indirect Cost
-------------  ---------------------  ----------------  ---------------------
Cancer         About 1.3 million      In 2003, an       NIH estimates that
               people in the U.S.     estimated         the overall costs for
               are diagnosed with     556,000 people    cancer in the year
               cancer each year.      died of cancer.   2006 at 206 billion:
               Cancer is the second                     of this amount, $78
               leading cause of                         billion for direct
               eath in the United                       medical costs and
               States.                                  more than $128
                                                        billion for indirect
                                                        costs such as lost
                                                        productivity.

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

Volunteer  Appreciation  and  Monetization  of  Goodwill  at the Point of Impact
--------------------------------------------------------------------------------
(Provisional  Patent  Number:  61038087)
----------------------------------------

     The Volunteer Appreciation and Monetization of Goodwill at the Point of Impact, also known as the "Goodwill Generator," is a technology which we have created with the intention of allowing charity based organizations the opportunity to monetize the goodwill of their volunteer base and redirect the new goodwill created via their volunteers to a specific cause or problem. Our intention is to empower charities with this technology with the intent of redirecting the "goodwill created" to serve to the benefit of our members in solving problems or organizing a cause.;

The Creation of a Mission Adaptive Plan as an Experience Based Navigation System
--------------------------------------------------------------------------------
in  Converting  Social Networks and their Activity into A User Generated Content
--------------------------------------------------------------------------------
Based  Search  Engines  (Provisional  PatentNumber:  61052407)
--------------------------------------------------------------

     To assist the user with the navigation of all of the site's Information Group Pages (IGP's), each user is equipped with a MAP. A MAP stands for Mission Adaptive Plan and it is an intuitive search tool used to direct the user to content that is relevant to their data search and specific real life situation. Our intention is that the MAP will serve as the as the backbone of every User's experience within our network.


EFFECT  OF  EXISTING  OR  PROBABLE  GOVERNMENT  REGULATIONS  ON  THE  BUSINESS.

     FTC and FDA regulation of drug and medical device advertising and
     -----------------------------------------------------------------
promotion.
----------

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

     Information that promotes the use of pharmaceutical products or medical devices that is put on our website will be subject to the full array of the FDA and FTC requirements and enforcement actions. The FDA and FTC would most likely be focused on the advertisements placed on our pages, any other pharmaceutical information found in our education pages, and the products sold through our e-commerce site. The FTC and FDA look for editorial independence from advertisers and sponsors in informational or educational discussions of regulated pharmaceuticals or medical devices. The FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims. If the FDA or the FTC finds that any information on our website violates FDA or FTC regulations, they may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state's consumer protection statutes.

     Drug Advertising.
     -----------------

     The Federal Food, Drug, and Cosmetic Act, or FDC Act, requires that prescription drugs be approved for a specific medical indication by the FDA prior to marketing. Marketing, advertising or otherwise commercializing products prior to approval is prohibited. Upon approval, the FDA's regulatory authority extends to the labeling and advertising of prescription drugs sold throughout the United States which may only be promoted and advertised for their approved indications. The labeling and advertising must not be false or misleading, and must present all material information, including risk information. Labeling and advertising that violate these legal standards are subject to FDA enforcement action.

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

     FTC regulation of general internet advertising and marketing.
     -------------------------------------------------------------

     The FTC regulates internet advertising under the Federal Trade Commission Act which allows the FTC to act in the interest of all consumers to prevent deceptive and unfair acts or practices. The FTC requires that advertisements be true and not misleading to consumers and that they be substantiated. The FTC also requires clear and conspicuous disclosures.

     Failure to comply with the FTC's prohibition of false or misleading claims in advertisements could result in enforcement actions or civil lawsuits for fines and civil penalties. We believe that we have taken steps to protect our company from liability for displaying or disseminating ads in violation of these regulations through our advertising agreements and Company advertising policy. However, a regulatory authority may find that the Company has violated the advertising regulations and may bring an enforcement action against the Company.

     Medical Professional Regulation
     -------------------------------

     Most states regulate the practice of medicine requiring professional licensing. Some states prohibit business entities from practicing medicine. We do not believe that we are engaged in the practice of medicine, but rather we provide information to the general public. The Company has agreements with licensed medical professionals who provide educational information in the form of content for the Company's website. We do not, and do not intend to, provide professional medical advice, diagnosis or treatment through our website. A state may determine that some aspect of our business violates that state's licensing laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

     Many states regulate the ability of medical professionals to advertise or maintain referral services. We do not represent that a physician's use of the Company's online directory will comply with these or other state laws regulating professional practice. It is possible a state or a court may determine we are responsible for any non-compliance with these laws, which could affect our ability to offer this service to our customers.

     Consumer Protection Regulation
     ------------------------------

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

     COPPA
     -----

     The Children's Online Privacy Protection Act ("COPPA") protects personal information of children under the age of 13 disclosed online by prohibiting unfair or deceptive acts or practices in connection with the collection, use, and/or disclosure of personal information from and about children. Our website does not target children under 13, nor do we plan to allow anyone under the age of 18 to register as a member. Therefore, the Company will not knowingly be collecting the personal information of children under the age of 13.

     CAN-SPAM
     --------

     The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM") regulates commercial emails and provides recipients the right to request the sender to stop sending messages. CAN-SPAM establishes penalties for sending commercial email which are intended to deceive the recipient as to source or content. We plan on sending commercial emails to members or other users of our site. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes.

EMPLOYEES

     As of December 31, 2008 we had 2 employees, 2 of which are full time and 0 are part time.


ITEM 1A. RISK FACTORS

     Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.

RISKS  RELATED  TO  OUR  BUSINESS
---------------------------------

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

     Different pricing models are used to sell advertising on the internet. It is difficult to predict which, if any, will emerge as the industry standard. The proliferation of websites across the internet may cause advertising and sponsor pricing levels to exist or evolve which are below levels originally anticipated in the Company's business plan. This makes it difficult to project future advertising and sponsor revenues. Moreover, certain security, filtering and proprietary software programs that limit or prevent certain types of advertising from being delivered to a web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of web advertising.

THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN EXPANDING OUR OPERATIONS AND, IF SUCCESSFUL, MANAGING OUR FUTURE GROWTH .

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

WE ARE DEPENDENT ON OUR KEY PERSONNEL, AND THE LOSS OF ANY COULD ADVERSELY AFFECT OUR BUSINESS .

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

     We also compete for visitors, members, consumers, content and service providers, advertisers, sponsors, partners and acquisition candidates with the following categories of companies:

- online services or websites targeted to the healthcare industry and healthcare consumers generally, including webmd.com, medscape.com, pol.net, ivillage.com, medcareonline.com, mediconsult.com, betterhealth.com, drkoop.com, onhealth.com, healthcentral.com and thriveonline.com;

- publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish websites;

- general purpose consumer online services and portals which provide access to healthcare-related content and services;

- public sector and non-profit websites that provide healthcare information without advertising or commercial sponsorships;

- vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging; and

-    web search  and  retrieval  services  and  other  high-traffic  websites.

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

     The majority of our total revenues will come from advertising and sponsorships. Our ability to grow advertising and sponsorship revenue depends upon:

-     growing  and  retaining  our  user  base;
- attracting new and broadening our relationships with existing advertisers and sponsors;
-     attracting  advertisers  and  sponsors  to  our  user  base;
-     increasing  demand  for  our  advertising  and  sponsorships;
-     deriving  better  demographic  and  other  information from our users; and
- driving continued and increased acceptance of the web by advertisers and sponsors as an effective advertising medium.

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

     Our success depends in part upon our ability to create; license and aggregate compelling content from third parties, and deliver that content through our website. We plan on providing audio and video content to our users, and we believe that users will increasingly demand high-quality audio and video content, including user-generated content, such as interviews, speeches, news footage, and other specialized content. Such content may require us to make substantial payments to third parties from whom we license or acquire such content. Our ability to maintain and build relationships with third-party content providers is critical to our success. In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover these new devices. Also, to the extent that Ext.com develops content of its own, Ext.com's current and potential third-party content providers may view our services as competitive with their own, and this may adversely affect their willingness to contract with us. We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other webcasters and other media such as radio or television may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Ext.com from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Ext.com, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

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

     A number of federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act ("DMCA") is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act ("CDA") are intended to provide statutory protections to online service providers who distribute third party content. Ext.com relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the

Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

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


RISKS  RELATED  TO  OUR  SECURITIES
-----------------------------------

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

WE CURRENTLY HAVE A LIMITED TRADING MARKET AS THERE IS LIMITED LIQUIDITY ON THE OTC WHICH MAY IMPACT YOUR ABILITY TO SELL YOUR SHARES.

     Currently our shares of our Common Stock are traded on the NASD - OTC NQB. However, there is limited trading volume in our shares. When fewer shares of a security are traded on the OTC NQB, price volatility may increase and price movement may outpace the ability of the OTC NQB deliver accurate quote information. If low trading volumes in our common stock continue, there may be a lower likelihood of orders for shares of our common stock being executed, and current prices may differ significantly from prices quoted by the OTC NQB at the time of order entry.

OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

     Because our stock is traded on the NASD-OTC NQB, if the market price of the common stock is less than $5.00 per share, the common stock is classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                    PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Shares of our common stock began trading on the NASD - OTC NQB Board on February 1997. As of December 31, 2008, there were approximately 62 holders of record of our common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in 'street name.'

     Our transfer agent is Transfer Online, Inc., 317 Alder Street, 2nd Floor, Portland Oregon 97204.

     The table below sets forth the high and low closing prices of the Company's Common Stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

     QUARTER ENDED         HIGH     LOW
     ------------------    -----    -----

     March 30, 2008        $0.15    $0.15
     June 30, 2008         $0.15    $0.15
     September 30, 2008    $0.10    $0.10
     December 31, 2008     $1.01    $1.01

     The closing sales price of the Common Stock as reported on March 25, 2009, was $0.15 per share.

DIVIDENDS

     On December 9, 2008 the Board of Directors voted to issue a common stock dividend of 19 shares for every 1 common share of record held on December 15, 2008. On December 29, 2008 44,480,997 common shares received a dividend consisting 845,138,943 common shares of the company

SECURITIES  AUTHORIZED  UNDER  EQUITY  COMPENSATION  PLANS  INFORMATION

     None

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Following are descriptions of all unregistered equity securities of the Company sold during the last fiscal quarter, excluding transactions that were previously reported on Form 10-QSB or Form 8-K during the period.

     On October 30, 2008, we sold 100,000 shares to a director of the corporation for $50,000 we relied on the exemption from registration provided by
Section 4(2) under the Securities Act of 1933 for this issuance. No commissions or other remuneration was paid in connection with this issuance.

     All other recent sales of unregistered securities have been otherwise reported.

ITEM  6.  SELECTED  FINANCIAL  DATA

                          Years Ended December 31
                             2008            2007
                          ---------       ---------
     Revenues                    0               0
     Expenses              198,924         109,662
     Net Income (loss)    (198,924)       (109,662)
     Total Assets          117,950          20,976
     Shareholder Equity     35,696          20,976


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

PLAN OF OPERATION

     We were incorporated under the laws of the State of Nevada on February 17, 1997 and our primary purpose is to develop, operate and market interactive online communities around our intellectual property. Our first interactive community will be addressing the subject of cancer and will be dedicated to constantly improving the way people with cancer live their lives. With the intention of serving as a comprehensive online resource not only for people living with such conditions, but their immediate families and friends, caregivers, volunteers and rehabilitation providers, and employers.

     The Company released a fully functional beta version of the website around March 6, 2009. Our headquarters are located in the metropolitan area of Houston, Texas.

     The activities of the Company in 2008 were primarily organizational in nature, including the planning, ongoing development and design of our main website  (  www.ext.com  )
            -----------

     Our focus during 2009 will continue to be: (i) the ongoing development and design of our main website www.ext.com (ii) planning and beginning to implement our marketing and business development initiatives, the start up of our sales operations, and continuing to build our management team and staff.

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

     Our financial statements for our fiscal year 2008 and fiscal year 2007 reflect minimal business activities. During this time period we worked primarily on the planning, development and integration of our main website, the planning and initial implementation of our marketing and business development initiatives, the start up of our sales operations, and the initial development of our management team and staff.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We currently fund our operations primarily through funds raised through private placements completed and the limited conversion of vendor invoices for stock. On October 30, 2008 we sold 100,000 shares of common stock to one of our directors for $50,000. The shares were issued at $0.50 per share.

     On September 26, 2008, the Company issued 6,144 shares of its common stock for payment of an invoice in the amount of $6,144. The shares were converted at $1.00 per share.

     We may determine it is appropriate to raise additional capital for working capital and general corporate purposes. If we need, or elect, to obtain additional debt or equity financing, but there can be no assurance that additional financing will be available on reasonable terms, if at all. Without additional financing, we have insufficient funds to carry out our business plan for the next twelve months.

RESULTS OF OPERATIONS:

     Our financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 reflect minimal business activities. We had no revenue for either year. For the year ended December 31, 2008, we had operating expenses of $198,924 This compares with expenses of $109,662 consisting of an impairment loss of $33,953 for the write off of goodwill and general expenses of $75,709.for the year ended December 31, 2007, all from the write-down of goodwill, initiatives, the start up of our sales operations and the initial development of our management team and staff.

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

     While all of the significant accounting policies are important to the Company's financial statements, the following accounting policies and the estimates derived there from have been identified as being critical:

WEBSITE  DEVELOPMENT  COSTS:

     The Company adopted the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, costs related to certain website development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over their estimated useful life.

REVENUE  RECOGNITION:

     During the year ended December 31, 2008, the Company has received no revenue from its website through the sale of advertising and sponsorship revenue. Advertising and sponsorship revenue is recognized ratably over the period in which it is delivered and earned.

SHORT-TERM  INVESTMENTS:

     The Company accounts for short-term marketable securities in accordance with the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". There were no short-term securities on hand at the end of either year.

STOCK-BASED  COMPENSATION:

     The Company accounts for stock options and similar equity instruments in accordance with SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          EXTENSIONS, INC. (FORMERLY MILLENNIUM NATIONAL EVENTS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm            F-26

Financial Statements:

Balance Sheets                                                     F-27

Statements of Loss                                                 F-28

Statements of Shareholders Equity                                  F-29

Statements of Cash Flows                                           F-30

Notes to Financial Statements                              F-31 to F-40

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholder of
Extensions, Inc.

We have audited the accompanying consolidated balance sheets of Extensions, Inc. (a development stage company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows from operations for each of the years then ended and for the period from inception February 19, 1997 through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extensions, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its consolidated operations and cash flows from operations for each of the years then ended and for the period from inception February 19, 1997 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Gruber & Company, LLC
Lake Saint Louis, Missouri
April 14, 2009

                                EXTENSIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              December 31,    December 31,
                                                  2008            2007
                                            --------------  --------------
Current Assets
Cash                                        $      17,950   $      20,976
                                            --------------  --------------

Total Current Assets                               17,950          20,976

Intangible Assets                                 100,000               -
                                            --------------  --------------

Total Assets                                $     117,950   $      20,976
                                            ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advances from related party                        72,254
Notes payable                                      10,000               -
                                            --------------  --------------

Total Current Liabilities                          82,254               -

Total Liabilities                                  82,254               -

Stockholders' Equity
Common shares:
  Authorized shares 1,000,000,000,
  $0.0001 par value: 889,619,940
  and 62,874,853 shares outstanding
  at December 31, 2008 and
  December 31, 2007, respectively                  88,961           6,287

Preferred shares:
  $.0.001 par value: 2,000,000 and -0-
  shares outstanding at December 31,
  2008 and December 31, 2007,
  respectively                                      2,000

Additional Paid-in Capital                        280,621         151,651

Deficit Accumulated During
  Development Stage                              (335,886)       (136,962)
                                            --------------  --------------

Total Stockholders' Equity                         35,696          20,976
                                            --------------  --------------

Total Liabilities and Stockholders' Equity  $     117,950   $      20,976
                                            ==============  ==============


   The accompanying notes are an integral part of these financial statements

                                EXTENSIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       From
                                                                     Inception
                                                                     (February
                                                                     19, 1997)
                                         Year Ended     Year Ended    Through
                                          December       December    December
                                          31, 2008       31, 2007    31, 2008
                                       -------------  ------------  -----------

REVENUES                               $         --   $        --   $       --

GENERAL AND ADMINISTRATIVE EXPENSES

Administrative Expenses                     175,624        75,709      251,333
Impairment Loss                                  --        33,953       61,253
                                       -------------  ------------  -----------
                                            175,624       109,662      312,586
                                       -------------  ------------  -----------

LOSS FROM OPERATIONS                       (175,624)     (109,662)    (312,586)

Loss on Sale of Marketable Securities       (23,300)                   (23,300)
                                       -------------  ------------  -----------

NET LOSS                               $   (198,924)  $  (109,662)  $ (335,886)
                                       =============  ============  ===========

(LOSS) PER SHARE                       $     (0.001)  $    (0.005)
                                       =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING     146,539,172    20,623,533


   The accompanying notes are an integral part of these financial statements



                                                     EXTENSIONS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                          Additional
                                    Class A Preferred Stock           Common Stock         Paid-in      Retained
                                      Shares         Value         Shares       Value      Capital      Earnings     Total
                                  -------------  ------------  -------------  ---------  ------------  ----------  ----------
Balance at December 31, 2004                 -                                       -             -           -           -
Common stock issued                                            $     27,300   $      3   $    27,297   $       -   $  27,300
Net income                                                                                                     -
                                  -------------  ------------  -------------  ---------  ------------  ----------  ----------
Balance at December 31, 2005                 -                       27,300          3        27,297           -      27,300
Net income                                                                                               (27,300)    (27,300)
                                  -------------  ------------  -------------  ---------  ------------  ----------  ----------
Balance at December 31, 2006                 -                       27,300          3        27,297     (27,300)          -
Additional original shareholders                                     33,953          3        33,950                  33,953
Common stock issued                                              12,813,600      1,281        77,904                  79,185
Preferred stock issued               1,000,000        10,000                                   7,500                  17,500
Conversion of preferred stock       (1,000,000)      (10,000)    50,000,000      5,000         5,000                       -
Net loss                                                                                                (109,662)   (109,662)
                                  -------------  ------------  -------------  ---------  ------------  ----------  ----------
Balance at December 31, 2007                 -                   62,874,853      6,287       151,651    (136,962)     20,976
Shares issued for services                                       20,006,144      2,000        54,144                  56,144
Shares issued for patents                                        10,000,000      1,000        99,000                 100,000
Shares issued for cash                                            1,600,000        160        57,340                  57,500
Conversion of common stock           2,000,000         2,000    (50,000,000)    (5,000)        3,000                       -
Common stock dividend                                           845,138,943     84,514       (84,514)                      -
Net loss                                                                                                (198,924)   (198,924)
Balance at December 31, 2008         2,000,000         2,000   $889,619,940   $ 88,961   $   280,621   $(335,886)  $  35,696
                                  =============  ============  =============  =========  ============  ==========  ==========

                           The accompanying notes are an integral part of these financial statements


                                EXTENSIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      From
                                                                    Inception
                                                                    (February
                                                                    19, 1997)
                                          For the Years Ended        Through
                                              December 31,         December 31,
                                           2008         2007           2008
                                       ------------  -----------  --------------
CASH FLOWS FROM OPERATIONS
Net Income (loss)                      $  (198,924)  $ (109,662)  $    (335,886)

Adjustments to reconcile net loss to
cash used in operating activities:
  Common stock issued for royalty
    payments                                25,000                       25,000
  Common stock issued for services          31,144                       31,144
  Non-cash expense - Impairment Loss             -       33,953          61,253
  Loss from sale of marketable
    securities                              23,300                       23,300
                                       ------------  -----------  --------------

Net Cash Used by Operating
  Activities                              (119,480)     (75,709)       (195,189)
                                       ------------  -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable
    securities                              31,954                       31,954
                                       ------------  -----------  --------------
  Net cash used in investing
    activities                              31,954            -          31,954
                                       ------------  -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party               17,000                       17,000
  Issuance of notes payable                 10,000                       10,000
  Proceeds from issuance of common
    stock                                   57,500       96,685         154,185
                                       ------------  -----------  --------------
  Net cash provided from financing
    activities                              84,500       96,685         181,185
                                       ------------  -----------  --------------

Net increase (decrease) in cash             (3,026)      20,976          17,950

Cash at beginning of period                 20,976            -               -
                                       ------------  -----------  --------------

Cash at end of period                  $    17,950   $   20,976   $      17,950
                                       ============  ===========  ==============

Supplemental cash flow information:
Stock issued for accounts payable      $         -   $   50,000   $      50,000
                                       ============  ===========  ==============

Non-cash investing and financing
  activities:
Marketable securities contributed      $    52,254   $        -
Common shares issued for patents           100,000            -

   The accompanying notes are an integral part of these financial statements

                                EXTENSIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2008

NOTE  1  -  NATURE  OF  OPERATIONS  AND  GOING  CONCERN

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the company's ability to continue as a "going concern". The company incurred indeterminate net losses prior to October 1, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its ongoing business plan as a cancer support website.

     These financial statements do not reflect adjustments that would be necessary if the company were unable to continue as a "going concern". While management believes that the actions already taken, or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization  and  Basis  of  Presentation

     The company was incorporated under the laws of the State of Nevada on February 19, 1997. The company ceased all operating activities during the period from October 1, 2003 to December 31, 2005 and was considered dormant. Since October 6, 2006, the company is in the development stage, and has not commenced planned principal operations. The company also was delinquent on its filing with the Secretary of State for Nevada and as a result was not a corporation in good standing until October 30, 2006. The company's common shares are listed for trading on the Pink Sheets under the symbol MNEI.

     Prior to approximately October 1, 2003, Millennium National Events, Inc. was an operating company with its common shares listed for trading on the OTCBB market. The company failed to remain current on its SEC filing requirements and as a result was demoted to the Pink Sheets. The company has not filed any periodic reports since the report filed for the third quarter of 2003. Subsequently, the Company ceased all business operations and has been dormant since approximately October 1, 2003. During the same period, all the Company's officers and directors ceased acting on behalf of the Company and abandoned their obligations to the Company and its shareholders. As a result, the Company was considered to be dormant from October 1, 2003 to December 31, 2005. On August 18, 2006, a complaint was filed in the Superior Court for Washoe County, Nevada seeking the appointment for custodian for the Company under Nevada Revised Statutes 78.347(2). On October 6,

2006, a custodian was appointed to the Company and commenced an investigation of the assets, liabilities, business, management, condition and liabilities of the Company.

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

Principles  of  Consolidation

     The accompanying consolidated financial statements include the accounts of Extensions, Inc. a Nevada corporation and its wholly owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States. The accompanying financial statements reflect the results of operations and financial condition of the following:
     Newswire,  Inc.
     Litego,  Inc.
     Cancer.im

Nature  of  Business

     The Company is developing several social support networks developed off an intellectual property platform including the Company's cancer social support network which will be an interactive online community dedicated to serving the specific needs of cancer patients, and their family, friends and caregivers. The site when completed will allow cancer patients the ability to research their disease and assist in finding, organizing and managing their own cancer support network. The goal of these support networks is to assist the cancer patient in conserving needed energy by lightening the burden associated with their own daily trials and tribulations, with the hope that the energy conserved can be leveraged into a higher level of patient activity and a stronger determination to fight the disease. The primary components of the Company's cancer social support network will be content, community, and Micro Support Networks, (MSN's) each of which serves as a gateway and complementary resource to the other.

NOTE  2  -  SUMMARY  OF  ACCOUNTING  POLICIES

     This summary of accounting policies for Extensions, Inc. (formerly Millennium National Events, Inc.) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Loss  Per  Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the periods. The earnings per share data has been calculated to reflect the 1:1,000 split on August 24, 2007 retroactively to the earliest date reported upon. Similarly, the loss per share calculation for 2008 included the impact of the 19:1 common stock dividend which occurred in December 2008. There were no common equivalent shares outstanding at December 31, 2007 or 2006.

Concentration  of  Credit  Risk

     The company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Stock  Based  Compensation

     Common stock, warrants and options issued for services by non-employees is accounted for based on the fair market value at the date the services are performed. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

     We account for our stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant.

Fair  Value  of  Financial  Instruments

     The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of our debt obligations reasonably approximates there fair value at the stated interest rate approximates current market interest rates of debt with similar terms that is available to us.

Long-lived  Assets

     We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations

Patents

     Patents consist of three Provisional Patents assigned by related parties. The Company issued 10,000,000 shares of its common stock valued by management to be $50,000 and the Provisional Patents were recorded as other assets. Patents are amortized over their useful lives. See Note 11.

NOTE  3  -  INCOME  TAXES

     The company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred income tax assets and liabilities for expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE  4  -  EARNINGS  PER  SHARE

     The Company has reported its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per common share is based on the weighted average number of shares outstanding during the period. Diluted net income per common share is based on the weighted average number of shares outstanding during the period, including common stock equivalents.

     Stock options and warrants account for the entire difference between basic average common shares outstanding and diluted average common shares outstanding. For purposes of computing diluted net income per common share, weighted average common share equivalents do not include stock options and warrants with an exercise price that exceeds the average fair market value of the company's common stock for the period.

NOTE  5  -  DEVELOPMENT  STAGE  COMPANY

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

NOTE  6  -  COMMITMENTS

     Since January 1, 2006 all activities of the company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE  7  -  COMMON  STOCK  AND  PREFERRED  A  SHARES

Common  stock

     The Company's authorized Common Equity Consists of 1,000,000,000 shares of common stock $.001 par value. 10,000,000 shares of preferred stock, $0.0001 par value. During the year, the company issued 1,000,000 Class A preferred shares to an investor for $17,500. These shares were convertible into common shares at the rate of 50 common shares for each share of preferred stock on August 24, 2007, following the reverse split. The shares were converted into 50,000,000 shares of common stock. On August 27, 2007, the Company issued 7,000,000 shares of its common shares in exchange for a third party assuming $50,000 of the company's obligations. On December 04, 2007, the Company issued 2,113,600 shares of its common stock to its chief executive officer in exchange for $10,685 in cash, and on December 27, 2007, the Company issued 3,700,000 shares of its common stock for $18,500 in cash.

     Common  stock activity for the year ended December 31, 2008 was as follows:

     On January 1, 2008 the Company issued 10,000,000 shares of common stock valued at $25,000 to related parties for the development period lessee minimum royalty due under the domain lease agreement for www.ext.com. See Note 10.


     On January 1, 2008 the Company issued 10,000,000 shares of common stock valued at $25,000 to related parties for the development of a business plan.

     On March 17, 2008 the Company issued 1,500,000 shares of common stock for cash in the amount of $7,500.

     On May 15, 2008 the Company issued 10,000,000 shares of common stock valued $100,000 to related parties for the assignment of three Provisional Patents. See Note 11.

     On September 25, 2008 the Company issued 6,144 shares of common stock valued at $6,144 for services performed.

     On October 31, 2008 the Company issued 100,000 shares of common stock for cash in the amount of $50,000.

     On December 2, 2008 the Company converted 50,000,000 shares of common stock in exchange for 2,000,000 shares of the Company's Preferred A Convertible Shares.

     On December 23, 2008 the Company's Board of Directors authorized a stock dividend of nineteen shares for each share held by the stockholders on December 2, 2008. A total of 845,138,943 additional shares were issued as a result of the stock dividend.

Preferred  Class  A  Stock

     The Company's authorized preferred stock consists of 10,000,000 shares of preferred stock, $0.001 par value. During the year ended December 31, 2007, the company issued 1,000,000 Class A preferred shares to an investor for $17,500. These shares were convertible into common shares at the rate of 50 common shares for each share of preferred stock on August 24, 2007, following the reverse split. The shares were converted into 50,000,000 shares of common stock.

     On December 2, 2008 the Company's Board of Directors approved the exchange of 50,000,000 shares of common stock, owned by a related party, for 2,000,000 shares of Preferred Class A Stock.

NOTE  8  -  NEW  ACCOUNTING  STANDARDS

     In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" and is effective for fiscal years beginning after December 5, 2008. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently assessing the impact the adoption of this pronouncement will have on the Company's financial statements.

     In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently assessing the impact the adoption of this pronouncement will have on the Company's financial statements.

     In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the "simplified" method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the "simplified" method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. We do not expect SAB 110 will have a material impact on our balance sheets, statements of operations and cash flows.

     We adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS
157) on January 1, 2008, which became effective for fiscal periods beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have an impact on our financial statements.

     We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS No.
159) on January 1, 2008, which became effective for fiscal periods beginning after November 15, 2007. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS
161). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our financial statements.

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We are currently evaluating the impact that FSP 142-3 will have on our financial statements.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162 and do not expect its adoption will have a material impact on its results of operations and financial condition.

     We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.


NOTE  9  -  NOTE  PAYABLE

     On September 25, 2008, the Company issued a promissory note to an individual in the amount of $10,000. The note is unsecured and is due on September 25, 2009 with interest at 8% per annum.

NOTE  10  -  DOMAIN  LEASE  AGREEMENTS

www.ext.com

     On January 4, 2008, the Company entered into a domain lease agreement with a related party. The lease allows the Company to develop the domain name www.ext.com for the purpose of developing a social support network. The lease will remain in effect until May 31, 2014, unless terminated by either party.

     The monthly royalty to be paid to the lessor is based on the following formula:

     a. $1 per registered member per month, (defined as any member who has logged on in any 91 day period of time), plus a 5% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.ext.com domain and any and all sub and sub-sub.ext.com domains for the period from June 1, 2009 to May 31, 2010.

     b. $1.50 per registered member per month plus 6% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.ext.com domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2010 to May 31, 2011.

     c. $2 per registered member per month plus a 7% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.ext.com domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2011 to May 31, 2012.

     d. $2.50 per registered member per month plus a 8% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.ext.com domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2012 to May 31, 2013.

     e. $2.50 per registered member per month plus a 8% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.ext.com domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2012 to May 31, 2013.

     f. $3 per registered member per month plus a 9% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.ext.com domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2013 to May 31, 2014.

     Between the period of the signing of the agreement and until May 31, 2009, "The Development Period", the lessee minimum royalty due to the lessor will be $50,000 or at the lessor's option 10,000,000 shares of the Company's common stock. On January 4, 2008, the lessor was issued 10,000,000 shares of the Company's common stock. The value of the common shares issued was determined by management to be $50,000 and was recorded as lease expense.

     Beginning  June  1,  2009  the  minimum  annual royalty will be $1,000,000.

     Beginning  June  1,  2010  the  minimum  annual royalty will be $5,000,000.

     Beginning  June  1,  2011  the  minimum annual royalty will be $10,000,000.

     Beginning  June  1,  2012  the  minimum annual royalty will be $15,000,000.

     Beginning  June  1,  2013  the  minimum annual royalty will be $20,000,000.

     If the Company fails to make a royalty payment within thirty days of the due date, the Company will be in default of the lease agreement. If the default is not cured within thirty day, then the lessor may terminate the agreement and all obligations.

     If the Company terminates the agreement a termination fee of $2,000,000 will be due to the lessor.

     On January 4, 2008, the Company entered into a domain lease agreement with a related party. The lease allows the Company to develop the domain name www.cancer.im for the purpose of developing a social support network. The lease will remain in effect until May 31, 2014, unless terminated by either party.

     The monthly royalty to be paid to the lessor is based on the following formula:

     g. $1 per registered member per month, (defined as any member who has logged on in any 91 day period of time), plus a 5% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.cancer.im domain and any and all sub and sub-sub.ext.com domains for the period from June 1, 2009 to May 31, 2010.

     h. $1.50 per registered member per month plus 6% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.cancer.im domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2010 to May 31, 2011.

     i. $2 per registered member per month plus a 7% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.cancer.im domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2011 to May 31, 2012.

     j. $2.50 per registered member per month plus a 8% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.cancer.im domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2012 to May 31, 2013.

     k. $2.50 per registered member per month plus a 8% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.cancer.im domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2012 to May 31, 2013.

     l. $3 per registered member per month plus a 9% royalty on the gross revenues derived by any sales, ad placements and or development agreements within the www.cancer.im domain and any and all sub and sub-sub.ext.com domains for the period June 1, 2013 to May 31, 2014.

     If the Company fails to make a royalty payment within thirty days of the due date, the Company will be in default of the lease agreement. If the default is not cured within thirty day, then the lessor may terminate the agreement and all obligations.

     If the Company terminates the agreement a termination fee of $2,000,000 will be due to the lessor.

NOTE  11  -  PATENTS

     On May 15, 2008 the Company received an assignment of the rights, title and interest in the inventions and patent rights of three Provisional Patent Claims registered in the United States. The Company will pursue the Provisional Patent Claims and the assignor will authorize and request the Commissioner of Patents and Trademarks to record the Company as the owner of the Patents. The Provisional Patents are described as follows:

     Title                                           Provisional  Patent  Number

     Caused  Based  Social  Support  network                 61038124

     Volunteer  Appreciation  and  Monetization
       Of  Goodwill  at  the  Point  of  Impact              61038087

     The  Creation  of  a  Mission  Adaptive  Plan
       as  an  Experienced  Based  Navigation
       System  in  Converting  Social  Networks
       and  Their  Activity  Into  a  user  Generated
       Content  Based  Search  Engine                        61052407

     The Provisional Patents were assigned by related parties and the Company issued 10,000,000 shares of its common stock. The value of the common stock was determined by management to be $100,000 and the Provisional Patents were recorded as other assets.


NOTE  12  -  OTHER  RELATED  PARTY  TRANSACTIONS

     The Company has received advances from a shareholder totaling $72,254 at December 31, 2008. The advances are non-interest bearing. The advances are recorded as current liabilities.

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

     The Company's management evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2007. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management's Report on Internal Control over Financial Reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO who is also the company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     As of December 31, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the

Company's internal control over financial reporting was not effective as of December 31, 2007, as a result of the identification of the material weakness described below.

     A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

     Management does not expect that the Company's disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management's report in this annual report.

MANAGEMENT'S  REMEDIATION  PLAN

     Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of remedying the material weakness identified by hiring a sufficient number of resources to perform controls and to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. The Company has hired temporary contractors to help perform certain accounting functions, until management can employ a more permanent solution. Management cannot assure that, as circumstances change, any additional material weakness will not be identified.

     Management believes that the Company's disclosure controls and procedures, including internal control over financial reporting, have improved since year-end due to the scrutiny of such matters by management and the board of directors, and the changes described above. We have hired certain resources in the accounting and finance departments and we will make additional changes in the future, as we deem necessary. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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


ITEM 9B. OTHER INFORMATION

None


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The persons below served as directors and executive officers of the Company as of December 31, 2008. Executive officers of the Company are elected by the Board of Directors, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

     Name                  Age    Position
     ------------------    ---    ------------

     Crawford Shaw          74    CEO/Director
     BB Tuley               73    CFO/Director
     Craig Reed             56    Director
     Dr. Mahesh Konajai     64    Director

     Crawford  Shaw,  74,  a  director  and the Company's Chairman of the Board,
     --------------
Chief Executive Officer and President, has been an international lawyer, financier and management consultant in the past thirty years. Previously, Mr. Shaw was a partner with Shaw and Reed, practicing in the areas of international law and finance. At Shaw and Reed, which he founded, Mr. Shaw served as legal, financial and management consultant to several small and medium sized private and public companies. Mr. Shaw is also a director of Paper Free Medical Solutions. Mr. Shaw graduated from Yale College in 1958 and Yale Law School in 1961. He is a former Fellow of the Association of the Bar of the City of New
York and is the current Editor of A Lawyer's Guide to International Business Transactions, published by the American Bar Association and the American Law Institute. Mr. Shaw is a member of the New York Bar and was admitted to practice before the Appellate Division and Court of Appeals in New York, as well as the United States Court for the Southern District of New York and the States Court of International Trade.

     B.  B.  Tuley, 73, graduated with a BBA from Southern Methodist University.
     -------------
He later conducted graduate studies at the University of Dallas and Georgia State University. From there he began an audit and tax accounting career with Ernst & Young (Arther Young & Company) in Dallas, Texas from 1962 to 1968. He then continued his professional career through 1974 with East Texas Motor Freight Lines, Inc. as assistant to the Chairman of the Board followed by a promotion to CFO. From there he became CFO of Refrigerated Transport, Inc., an AMEX company based in Atlanta, GA, where he was instrumental in obtaining a $20 million private placement for the company. In 1978, he rejoined Ernst & Young (Arthur Young & Company) as a tax partner and established and served as partner-in-charge of the Emerging Business Group in Dallas. He then joined Michaels Stores, Inc., an AMEX company, in 1984 as CFO and assistant to the chairman and vice-chairman of the Board. In 1986 he was promoted to President and CEO. For the next 4 years, Michaels grew from 40 stores and $100 million in annual revenue to 120 stores and almost $400 million in annual revenue. In 1990, he left Michaels to perform turnaround and interim management services. From 1990 to today his turnarounds include Silk Greenhouse, Inc., Pic 'N Pay Stores, Inc, Hedstrom Corporation, Muzak LLC, and NexPak Corp. He currently operates his own turnaround consulting company, The Equity Enhancement Group in Dallas, Texas.

     Craig  C.  Reed,  56, graduated in 1976 with a Bachelor of Science from the
     ---------------
University of Massachusetts followed in 1982 with by a Masters of Business Administration from the Arthur D. Little Management Education Institute in Cambridge, MA. From 1977 to 1981 he served the US Navy, achieving the rank of Lieutenant. He continued his Naval service through the Navy Reserve until 1994, when he retired. His banking career began in 1982 as Controller of the First
National Bank of Boston's Luxembourg Branch. From here he moved to Associate Director of Fearnley Finance AG in 1986 where he conducted project finance and advisory services. Later, in 1988, he was General Director of Pentagoet, SA in Paris, where he continued his project finance and financial engineering services. In 1992, he moved to Saint Petersburg, Russia where he created the first western (Swiss/US/Russian) bank in the city. He served as Director until 1994. In 1995, he joined Loze Associes as their Director of International Operations where he structured and managed offshore funds totaling $100 million. From here, he became a Senior Consultant for Philips Consumer Communications in Le Mans, France. From 1997 to 2002, Mr. Reed worked for Phillips Petroleum Company in Perth, Australia and Barlesville, Oklahoma. In 2002, he moved to Houston, Texas as Senior Logistics Consultant, and later Contracts Manager, for ConocoPhillips Petroleum.

     Dr.  Mahesh  Konajai,  64,  completed his residency in Internal Medicine in
     --------------------
1979 at the University of Alabama in Birmingham, Alabama; completed fellowship in Hematology in 1980 at the University of Georgia; and a fellowship in Medical Oncology at the University of Texas MD Anderson Hospital and Tumor Institute' He later joined the faculty of MD Anderson and perused a research program in Bone Marrow Transplantation and advanced chemotherapy of GI cancers. In 1983 Dr. Konajia established the Julie and Ben Rogers Cancer Institute , and in 1997 established the Beaumont Cancer Institute. In 2004 Dr. Konajia was awarded a faculty position at the SVYASA Yoga University in Bangalore, India and received a diploma in Ayurveda from Ayurvedic Institute of America.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Exchange Act, as amended, requires the Company's officers and directors and persons who own more than 10% of the Company's outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission ("SEC"). Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during and for the Company's year ended December 31, 2008, we believe Mr. Shaw, Mr. Tuley, Mr. Reed, Dr. Konajai, CMR Trust and CSR Trust failed to timely file Form 3, and Mr. Shaw failed to timely file a Form 4. There were no other directors, officers or more than 10% stockholders of the Company who failed to timely file a Form 3, 4 or 5.

CODE  OF  ETHICS

     On June 10, 2008, the Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics establishes standards and guidelines to assist the directors, officers, and employees in complying with both the Company's corporate policies and with the law and will be posted at our website www.Ext.com. Persons desiring a copy of our Code of Ethics will be provided one at no cost upon submitting a written request to the Company.

CORPORATE  GOVERNANCE

     On  June  10,  2008,  the Board of Directors adopted a Corporate Governance
Charter that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Corporate Governance Charter establishes standards and guidelines to assist the directors, officers, and employees in complying with both the Company's corporate policies and with the law and will be posted at our website www.Ext.com. Persons desiring a copy of our Code of Ethics will be provided one at no cost upon submitting a written request to the Company.

AUDIT  COMMITTEE

     On June 10, 2008, the Board of Directors adopted an Audit Committee Charter established in accordance with Section 3(a)(58)(A) of the Exchange Act. BB Tuley serves on the Company's Audit Committee chairman; the company will be seeking independent directors to serve on this committee. Mr. Tuley has been designated as the chairman and financial expert on the Audit Committee. The Company defines "independent" as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards.

     The audit committee was formed on June 10, 2008. The Board of Directors has adopted a written charter for the audit committee law and will be posted at our website www.Ext.com. Persons desiring a copy of our Code of Ethics will be provided one at no cost upon submitting a written request to the Company.

COMPENSATION  COMMITTEE

     On June 10, 2008, the Board of Directors established a compensation committee. Our Compensation committee establishes standards and guidelines to assist the directors in establishing compensation due to the officers of our corporation. Our Compensation committee consists of Dr. Mahesh Kanojia.

ITEM  11.  EXECUTIVE  COMPENSATION

NAMED  EXECUTIVE  OFFICERS
--------------------------

     The following table identifies our principal executive officer, our principal financial officer, and our most highly paid executive officers during the most recently completed fiscal year who, for purposes of this Item 11 only, are referred to herein as the "Named Executive Officers."

     Name             Corporate Office
     -------------    -----------------------
     Crawford Shaw    Chief Executive Officer
     BB Tuley         Chief Financial Officer

SUMMARY COMPENSATION TABLE

     The following table sets out the compensation received for the last two full fiscal years, or such other period as we have been in existence, in respect to each of the Named Executive Officers.

                                                  ALL OTHER
NAME AND                                 OPTION    COMPEN-
PRINCIPAL      FISCAL   SALARY   BONUS   AWARDS     SATION
POSITION        YEAR      ($)     ($)      ($)       ($)      TOTAL ($)
-------------  -------  -------  ------  -------  ----------  ---------
Crawford Shaw    2008         0       0        0           0          0
               2007(1)        0       0        0           0          0
BB Tuley       2008(2)        0       0        0           0          0

(1) From August 1, 2007.
(2) From June 10, 2008.

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

     Crawford  Shaw: On  August 1, 2007, we entered into an employment agreement
     --------------
with our Chief Executive Officer and Chairman of the Board, Crawford Shaw. The agreement is for an initial three year term and may be automatically extended for additional one year terms. Pursuant to the agreement Mr. Shaw will receives an annual salary of $75,000 to commence once the company launches a fully operational version of the www.ext.com website and is profitable.

     BB  Tuley:  Mr.  Tuley joined the Company on June 10, 2008. To date we have
     ---------
not paid Mr. Tuley any compensation for his services as CFO, and have not negotiated his compensation structure.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

                                   OPTION AWARDS
               ---------------------------------------------------------
                NUMBER OF SECURITIES UNDERLYING     OPTION      OPTION
                    UNEXERCISED OPTIONS (#)        EXERCISE   EXPIRATION
NAME             EXERCISABLE      UNEXERCISABLE    PRICE ($)     DATE
-------------  ---------------  -----------------  ---------  ----------
Crawford Shaw                0                  0  N/A        N/A
BB Tuley                     0                  0  N/A        N/A

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

     The following table reflects the compensation of our directors for our fiscal year ended December 31, 2008:

                             DIRECTOR COMPENSATION
                     EARNED OR
NAME                 PAID IN CASH   OPTION AWARDS   TOTAL
-------------------  -------------  --------------  ------
Crawford Shaw        $         400  $            0  $  400
BB Tuley             $         400  $            0  $  400
Craig Reed           $         400  $            0  $  400
Dr. Mahesh Konajai


ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The number of shares outstanding of the Company's Common Stock at April 14, 2009was 889,619,940. The following table sets forth the beneficial ownership of all classes of the Company's equity securities as of December 31, 2008 by each Director and each Executive Officer of the Company, by all Directors and Executive Officers as a group, and sets forth the number of shares of Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock.

                                AMOUNT AND
                                NATURE OF    PERCENTAGE OF
NAME AND ADDRESS                BENEFICIAL   BENEFICIAL
OF BENEFICIAL OWNER             OWNERSHIP    OWNERSHIP       CLASS

CSR TRUST                       152,000,000          17.10%  Common
C/O Cutler Law Group              1,000,000             50%  Preferred A
3206 W. Wimbledon,
Augusta,  GA 30909

CMR TRUST                       152,000,000          17.10%  Common
C/O Cutler Law Group              1,000,000             50%  Preferred A
3206 W. Wimbledon,
Augusta,  GA 30909

BTR NEST LLC                     85,000,000           9.60%  Common
770 South Post Oak Lane
#330
Houston,  TX  77056

MATTHEW DAHSE                    80,000,000           9.00%  Common
770 South Post Oak Lane
#330
Houston,  TX  77056

ELAINE SELAN                     80,000,000           9.00%  Common
909 Marina Parkway
# 160
Alameda,  CA 94501

ELLEN REYNOLDS                   70,000,000           7.90%  Common
770 South Post Oak Lane
#330
Houston,  TX  77056

CHRIS RYAN                       70,000,000           7.90%  Common
770 South Post Oak Lane
#330
Houston,  TX  77056

CRAWFORD SHAW, CEO               42,272,000           4.75%  Common

BB TULEY, CFO                             0              -   -

CRAIG REED, DIRECTOR                      0              -   -

DR. MAHESH KONAJAI, DIRECTOR              0              -   -

All Officers & Directors
as a Group (4 persons)           42,272,000           4.75%  Common

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

CHANGES IN CONTROL

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE .

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

     On December 9, 2008 The Company decided that is was in the best interest of the current shareholders to issue a 1 for 19 common share dividend and realized that there were not enough common shares authorized for this to occur. In the interest of accomplishing the dividend the board approached the trustee of the largest shareholder who agreed to convert 50,000,000 shares of Common stock for the issuance of 2,000,0000 shares of Convertible Preferred A shares. Prior to the dividend there were 44,480,997 common shares available to receive the 1 for 19 dividends. On December 29, 2008 the company issued a total of 845,138,943 additional common shares to reflect the 1 for 19 dividend of the 44,480,997 eligible common shares. None of the 2,000,000 Preferred A convertible shares received any dividend or common shares.

DIRECTOR  INDEPENDENCE

     Our Board of Directors currently consists of Crawford Shaw, B. B. Tuley, Craig Reed and Dr. Mahesh Konajia. The Company defines "independent" as that term is defined in Rule 4200(a) (15) of the Nasdaq listing standards. Craig Reed and Dr. Mahesh Konajia are independent and neither have any material relationship with the Company that might interfere with his exercise of independent judgment.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The following is a summary of the fees paid to Gruber & Company LLC, the Company's independent public accounting firm, for the fiscal years ended December 31, 2008 and 2007.

                           2008    2007
                         ------  ------
     Audit fees          $5,000  $5,000
     Audit-related fees       -       -
     Tax fees*                -       -
     All other fees           -       -
                         ------  ------
     TOTAL               $5,000  $5,000

AUDIT  COMMITTEE'S  PRE-APPROVAL  PRACTICE

     Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the Audit Committee of the Board of Directors, or unless the services meet certain de minimis standards. The Audit Committee's charter provides that the Audit Committee must:

     - Pre-approve all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by Sec.10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

     - Pre-approve all non-audit services (other than certain de minimis services described in Sec.10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of its subsidiaries.

     The Audit Committee considers at its meetings, when appropriate, whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

                                    PART IV

ITEM  15.  EXHIBITS

NO.     DESCRIPTION

3.1 Articles of Incorporation filed June 14, 1999. (Incorporated by reference from Form 10SB12G filed June 24, 1999)

3.2 Articles of Amendment to the Articles of Incorporation filed February 17, 2007.

3.3  Certificate  of  Designation  of  Convertible  Preferred  A  Shares

10.1 Employment  Agreement  with  Crawford  Shaw

10.2 Consulting  Agreement  with  Chris  Ryan

10.3 Consulting  Agreement  with  Matt  Dahse

10.4 Domain  lease  Agreement  www.ext.com

10.5 Provisional  Patent  acquisition  agreement

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

99.1 Audit Committee Charter (Incorporated by reference from Forrn 10QSB for period ending June 30, 2008)

99.2 Corporate Governance Charter (Incorporated by reference from Forrn 10QSB for period ending June 30, 2008)

99.3 Compensation Committee Charter (Incorporated by reference from Forrn 10QSB for period ending June 30, 2008)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EXTENSIONS, INC

Date April 15, 2009   By:  /s/ Crawford Shaw
                           ----------------------------
                           Crawford Shaw,
                           Principal Executive Officer


Date: April 15, 2009  By:  /s/ BB Tuley
                           ----------------------------
                           BB Tuley,
                           Chief Financial Officer,
                           Principal Accounting Officer