Form 10-Q
period 2009-03-31
EXTENSIONS, INC.
filed 2009-05-18
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from           to

                        Commission file number 000-26493
                                               ---------

                                EXTENSIONS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                88-0390251
--------------------------------------------------------------------------------
(State or other jurisdiction of     (I. R. S. Employer Identification No.)
 incorporation or organization)

  770 South Post Oak Lane, Suite 330, Houston, TX      77056
--------------------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (832) 487- 8689
                                                    ---------------

                                      n/a
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [  ]               Accelerated filer             [ ]
Non-accelerated filer       [  ]               Smaller reporting company     [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                 Yes [ ]  No [x]

The number of shares of the registrant's common stock outstanding as of March 889,619,940 was 31,613,115 shares.

                                EXTENSIONS, INC.
                                ----------------
                                  INDEX TO THE
                         QUARTERLY REPORT ON FORM 10-Q
                                                                  PAGE
                                                                  NUMBER
----------  ----------------------------------------------------  --------
PART I.     FINANCIAL INFORMATION                                      F-3

Item 1.     Financial Statements (Unaudited)                           F-3

            Condensed Consolidated Balance Sheets - March 31,
            2009 (unaudited) and December 31, 2008                     F-3

            Condensed Consolidated Statements of Operations -
            (unaudited) - For the three and nine months ended
            March 31, 2009 and 2008 and for the period from
            inception (February 19, 1997) to March 31, 2009            F-4

            Condensed Consolidated Statement of Cash Flows -
            (unaudited) - For the three months ended  March 31,
            2009 and 2008 and for the period from inception
            (February 19, 1997) to March 31, 2009                      F-5

            Notes to unaudited Condensed Consolidated Financial
            Statements                                                 F-6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risks                                                 9

Item 4.     Controls and Procedures                                      9


PART II.    OTHER INFORMATION                                           10

Item 1.     Legal Proceedings                                           10

Item 2.     Unregistered Sales of Equity Securities and
            Use of Proceeds                                             10

Item 3.     Defaults Upon Senior Securities                             10

Item 4.     Submission of Matters to a Vote of Security Holders         10

Item 5.     Other Information                                           11

Item 6.     Exhibits                                                    11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                EXTENSIONS, INC.
                                ----------------
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                             March 31,   December 31
ASSETS                                         2009          2008
-----------------------------------------  -----------  -------------
Current Assets

Cash                                       $   14,868   $     17,950
                                           -----------  -------------

Total Current Assets                           14,868         17,950

Other Assets - Website                        110,000        100,000
                                           -----------  -------------

Total Assets                               $  124,868   $    117,950

LIABILITIES & STOCKHOLDERS' DEFICIT
-----------------------------------------

Current Liabilities
  Advances from related party              $  100,754   $     72,254
  Notes payable                                10,000         10,000
                                           -----------  -------------

Total Current Liabilities                     110,754         82,254
                                           ===========  =============

Stockholders' Equity
Common Shares:
Authorized shares 1,000,000,000,
0.0001 par value: 889,619,940
shares outstanding at March 31,
2009 and December 31, 2008                     88,961         88,961

Preferred Shares
Authorized Shares 5,000,000,
0.001 par value: 2,000,000 shares
outstanding at March 31, 2009 and
December 31, 2008                               2,000          2,000

Additional paid-in Capital                    280,621        280,621

Deficit accumulated during
development stage                            (357,468)      (335,886)
                                           -----------  -------------

Total Stockholders' Equity                     14,114         35,696
                                           -----------  -------------

Total Liabilities & Stockholders' Equity      124,868   $    117,950
                                           ===========  =============

                 See accompanying notes to financial statements

                                EXTENSIONS, INC.
                                ----------------
                         (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF LOSS

                                                          From Inception
                                                           (February 19,
                               For the Three Months        1997) Through
                                  Ended March 31,            March 31,
                                2009           2008            2009
                            -------------  ------------  ----------------

REVENUES                    $          0   $         0   $             0

EXPENSES

  Administrative Expense          21,582        26,529           222,914

  Impairment Loss                      -        50,000           111,254
                            -------------  ------------  ----------------

  Total Expenses                  21,582        76,529           213,491

LOSS FROM OPERATION NET LOSS

Loss on Sale of Marketable
  Securities                $          -   $         -   $        23,300

NET LOSS                    $    (21,582)  $   (76,529)  $      (357,468)
                            -------------  ------------  ----------------

(LOSS) PER SHARE            $   (0.00002)  $  (0.00136)
                            =============  ============

WEIGHTED AVERAGE
  SHARES OUTSTANDING         889,619,940    82,374,853
                            =============  ============

                 See accompanying notes to financial statements

                                EXTENSIONS, INC.
                                ----------------
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  From Inception
                                          For the Three Months    (February 19,
                                             Ended March 31,      1997) through
                                             2009       2008      March 31, 2009
                                          ----------  ---------  ---------------

CASH FLOWS FROM OPERATIONS
Net Income (Loss)                           (21,582)   (76,529)        (357,468)

Adjustments to reconcile net loss
to cash used in operating activities:

Common stock issued for royalty
  payments and services                                                  56,144
Non cash expense-impairment loss                  0     50,000           61,253
Loss from sale of marketable securities           0          -           23,300
                                          ----------  ---------  ---------------

Net Cash Used By Operating Activities       (21,582)    26,529         (216,771)

CASH FLOWS FROM INVESTING
  ACTIVITIES
Proceeds from sale of marketable
  securities                                 31,954          0           31,954
 Investments in intangible assets           (10,000)         0          (10,000)
                                          ----------  ---------  ---------------

 Net cash used in investing activities      (10,000)         0           21,954

CASH FLOWS FROM FINANCING
  ACTIVITIES
Issuance of notes payable                         0          0           10,000
Advances from related party                  28,500          0           45,500
Proceeds from issuance of common
  stock                                           0      7,500          154,185
                                          ----------  ---------  ---------------

Net cash provided from financing
  activities                                      0      7,500          209,685
                                          ----------  ---------  ---------------

Net increase (Decrease) in cash              (3,082)   (19,029)          14,868

Cash at beginning of  period                 17,950     20,976                0
                                          ----------  ---------  ---------------

Cash at end of period                     $  14,868   $  1,947   $       14,868
                                          ==========  =========  ===============

Supplemental cash flow information
  Stock issued for accounts payable       $       0   $      0   $       50,000
  Marketable securities contributed
    by related party                      $       0   $      1   $       55,254
  Stock issued for intangible assets      $       0   $      0   $      100,000
                                          ==========  =========  ===============

                 See accompanying notes to financial statements

                                EXTENSIONS, INC.
                                ----------------
                         (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2009

GENERAL

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The December 31, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN
-----------------------------------------------

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

Organization and Basis of Presentation

The company was incorporated under the laws of the State of Nevada on February 19, 1997 under the name of Millennium National Events, Inc. The company's name was changed in August 2007 to Extensions, Inc. The company ceased all operating activities during the period from October 1, 2003 to December 31, 2005 and was considered dormant. Since October 6, 2006, the company has been in the development stage, and has not commenced planned principal operations. The company also was delinquent on its filing with the Secretary of State for Nevada and as a result was not a corporation in good standing until October 30, 2006. The company's common shares are listed for trading on the Pink Sheets under the symbol EXTI.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

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

NOTE 3 - INCOME TAXES
---------------------

The company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 4 - DEVELOPMENT STAGE COMPANY
----------------------------------

The Company has not begun principal operations and as is common with a development stage company, the company has had recurring losses during its development stage. The company's financial statements are prepared using generally accepted accounting principals applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the company have committed to meeting its minimal operating expenses.

NOTE  5  -  COMMITMENTS
-----------------------

As of January 1, 2006 all activities of the company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - COMMON STOCK
---------------------

Prior to December 31, 2005, the company issued 27,300,000 shares of common stock for cash and other consideration.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

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

RESULTS OF OPERATIONS:

     Our financial statements for the quarters ended March 31, 2009 and March 31, 2008 reflect minimal business activities. We had no revenue for either period. For the quarter ended March 31, 2009, we had operating expenses of $21,582. This compares with expenses of $76,529 during the same period in 2008. We attribute this to an extraordinary $50,000 expense for impairment loss incurred in 2008.


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

     The Company's management, with the participation of its chief executive officer who at that time was also its chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2007. Based on that evaluation, the Company's chief executive / financial concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of one or more material weaknesses.

MANAGEMENT'S  REMEDIATION  PLAN

     Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of remediating the material weakness identified by hiring a sufficient number of resources to perform controls and to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in the Company's consolidated statements. The Company has hired temporary contractors to help perform certain accounting functions, until management can employ a more permanent solution. The Company cannot assure that, as circumstances change, any additional material weakness will not be identified.

     The Company believes that the Company's disclosure controls and procedures, including the Company's internal control over financial reporting, have improved since year-end due to the scrutiny of such matters by the Company's management and a board of directors and the changes described above. The Company has hired certain resources in the accounting and finance departments and it will make additional changes in the future, as it deems necessary. The Company cannot assure that, as circumstances change, any additional material weakness will not be identified.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     Except as noted above, there were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

     None


ITEM 2.  CHANGES IN SECURITIES

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

     a)  Exhibits

EXHIBIT
NO       DESCRIPTION
-------  -----------------------------------------------------------------------
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



                                   EXTENSIONS, INC.

Date: May 18, 2009                 By: /s/  Crawford Shaw
                                       ------------------
                                       Crawford Shaw
                                       Principal Executive Officer