Form 10-K/A
period 2008-12-31
EXTENSIONS, INC.
filed 2009-05-21
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                                AMENDMENT NO. 1

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

                                Extensions, Inc.
                  (formerly Millennium National Events, Inc.)
                                     Index

                                                                     Page
Part I

Item 1. Business                                                        4

Item 1A. Risk Factors                                                  12

Item 1B. Unresolved Staff Comments                                     20

Item 2. Properties                                                     21

Item 3. Legal Proceedings                                              21

Item 4. Submission of Matters to a Vote of Security Holders            21

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholders
Matters and Issuers Purchasers of Equity Securities                    21

Item 6. Selected Financial Data                                        22

Item 7. Management's Discussion and Analysis of Financial Condition
and Result of Operation                                                22

Item 8. Financial Statements and Supplementary Data                    25

Item 9. Changes in and Disagreements with Accountants on Accounting
 and Financial Disclosure                                              41

Item 9A. Controls and Procedures                                       41

Item 9B. Other Information                                             43

Part III

Item 10. Directors Executive Officers and Corporate Governance         43

Item 11. Executive Compensation                                        46

Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters                             48

Item 13. Certain Relationships and Related Transactions, and
 Director Independence                                                 49


Item 14. Principal Accountant Fees & Services                          52

Part IV

Item 15. Exhibits and Financial Schedules                              53

Signatures                                                             54

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


SHARE DIVIDEND


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


DOMAIN  LEASE  AGREEMENT:  WWW.EXT.COM

     On January 4, 2008, the Company entered into a domain lease agreement with CSR Trust and SMR Trust, 17% shareholders of the Company and irrevocable trusts held by the children of Chris Ryan, a 7.9% shareholder. The lease allows the Company to develop the domain name www.ext.com for the purpose of developing a social support network. The lease will remain in effect until May 31, 2014, unless terminated by either party.

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

                           EXTENSIONS, INC

Date: May 21, 2009    By:  /s/ Crawford Shaw
                           ----------------------------
                           Crawford Shaw,
                           Principal Executive Officer


Date: May 21, 2009    By:  /s/ BB Tuley
                           ----------------------------
                           BB Tuley,
                           Chief Financial Officer,
                           Principal Accounting Officer