Form 10-Q/A
period 2009-03-31
EXTENSIONS, INC.
filed 2009-05-21
CIK 1082121

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                 Yes [ ]  No [x]


The number of shares of the registrant's common stock outstanding as of March 31, 2009 was 889,619,940 shares.

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