Form 10-K/A
period 2008-12-31
EXTENSIONS, INC.
filed 2009-06-18
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                                AMENDMENT NO. 2

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

This Amendment is being filed in response to comments on Amendment No. 1 by the Securities and Exchange Commission. Amendment No. 1 was filed to add the terms of the Company's domain lease agreement.

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

Statements of Cash Flows                                           F-30

Notes to Financial Statements                              F-31 to F-40

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholder of
Extensions, Inc.

     We have audited the accompanying consolidated balance sheets of Extensions, Inc. (a development stage company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for each of the years then ended and for the period from inception February 19, 1997 through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extensions, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its consolidated operations and consolidated cash flows for each of the years then ended and for the period from inception February 19, 1997 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

April 14, 2009

Lake Saint Louis, Missouri

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


     The Company's management evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2008. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management's Report on Internal Control over Financial Reporting.


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


     As of December 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the

Company's internal control over financial reporting was not effective as of December 31, 2007, as a result of the identification of the material weakness described below.

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

MANAGEMENT'S  REMEDIATION  PLAN


     Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. This weakness was first identified in 2007, and additional resources were hired to perform controls and to aid in the timeliness of the financial statement closing process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. However, the Company was unable to retain the additional resources through the entirety of 2008 and again has hired temporary contractors to help perform certain accounting functions, until management can employ a more permanent solution. Management cannot assure that, as circumstances change, any additional material weakness will not be identified.

     Management believes that the Company's disclosure controls and procedures, including internal control over financial reporting, have further improved due to the intensified review of all accounting and financial transactions by the board of directors, and the changes described above. We have hired certain resources in the accounting and finance departments and we will make additional changes in the future, as we deem necessary. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING


     As noted above, during 2008 management and the board of directors intensified its review of all accounting and financial transactions as a further effort to strengthen internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In addition, during the year we have hired additional temporary financial personnel to assist with our financial reporting duties. These actions, in addition to the other actions taken in the previous two years, lead us to conclude that our internal controls as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act have improved substantially but are still subject to one or more material weaknesses.

     There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

NO.     DESCRIPTION

3.1 Articles of Incorporation filed June 14, 1999. (Incorporated by reference from Form 10SB12G filed June 24, 1999)


3.2 Articles of Amendment to the Articles of Incorporation filed February 17, 2007. (Incorporated by reference from Form 10-K filed April 15, 2009)

3.3 Certificate of Designation of Convertible Preferred A Shares. (Incorporated by reference from Form 10-K filed April 15, 2009)

10.1 Employment Agreement with Crawford Shaw. (Incorporated by reference from Form 10-K filed April 15, 2009)

10.2 Consulting Agreement with Chris Ryan. (Incorporated by reference from Form 10-K filed April 15, 2009)

10.3 Consulting Agreement with Matt Dahse. (Incorporated by reference from Form 10-K filed April 15, 2009)

10.4 Domain lease Agreement www.ext.com. (Incorporated by reference from Form 10-K filed April 15, 2009)

10.5 Provisional Patent acquisition agreement. (Incorporated by reference from Form 10-K filed April 15, 2009) 10.5 Provisional Patent acquisition agreement


31.1 Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

                           EXTENSIONS, INC

Date: June 18, 2009   By:  /s/ Crawford Shaw
                           ----------------------------
                           Crawford Shaw,
                           Principal Executive Officer


Date: June 18, 2009   By:  /s/ BB Tuley
                           ----------------------------
                           BB Tuley,
                           Chief Financial Officer,
                           Principal Accounting Officer