Form 10-Q/A
period 2009-03-31
EXTENSIONS, INC.
filed 2009-06-18
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  AMENDMENT 1

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

            Notes to unaudited Condensed Consolidated Financial
            Statements                                                 F-6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risks                                                 9

Item 4.     Controls and Procedures                                      9


PART II.    OTHER INFORMATION                                           10

Item 1.     Legal Proceedings                                           10

Item 2.     Unregistered Sales of Equity Securities and
            Use of Proceeds                                             10

Item 3.     Defaults Upon Senior Securities                             11

Item 4.     Submission of Matters to a Vote of Security Holders         11

Item 5.     Other Information                                           11

Item 6.     Exhibits                                                    11

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


     The Company's management, with the participation of its chief executive officer who at that time was also its chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2007. Based on that evaluation, the Company's chief executive / financial concluded that,

Company's disclosure controls and procedures were not effective at a reasonable assurance level, due to the identification of one or more material weaknesses.

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

     The Company believes that the Company's disclosure controls and procedures, including the Company's internal control over financial reporting, have further improved due to the intensified review of all accounting and financial transactions by the board of directors and the changes described above. The Company has hired certain resources in the accounting and finance departments and it will make additional changes in the future, as it deems necessary. The Company cannot assure that, as circumstances change, any additional material weakness will not be identified.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     As noted above, during 2008 management and the board of directors intensified its review of all accounting and financial transactions as a further effort to strengthen internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In addition, we have hired additional temporary financial personnel to assist with our financial reporting duties. These actions, in addition to the other actions taken in the previous two years, lead us to conclude that our internal controls as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act have improved substantially but are still subject to one or more material weaknesses.

     There were no other changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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




                                   EXTENSIONS, INC.

Date: June 18, 2009                By: /s/  Crawford Shaw
                                       ------------------
                                       Crawford Shaw
                                       Principal Executive Officer