Form 10-Q
period 2009-06-30
EXTENSIONS, INC.
filed 2009-08-14
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).     Yes [  ]  No [x]

The number of shares of the registrant's common stock outstanding as of June 30, 2009 was 889,619,940 shares.

                                EXTENSIONS, INC.
                                  INDEX TO THE
                         QUARTERLY REPORT ON FORM 10-Q

                                                                            Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION                                               F-3

Item 1.   Financial Statements                                               F-3

     Condensed Consolidated Balance Sheets - June 30, 2009 (unaudited)       F-3
     and December 31, 2008

     Condensed Consolidated Statements of Operations - (unaudited) -         F-4
     For the three and six months ended June 30, 2009 and 2008 and for the period from inception (February 19, 1997) to June 30, 2009

     Condensed Consolidated Statements of Cash Flows - (unaudited) -         F-5
     For the three and six months ended June 30, 2009 and 2008 and for the period from inception (February 19, 1997) to June 30, 2009

     Notes to unaudited Condensed Consolidated Financial Statements          F-7

Item 2.   Management's Discussion and Analysis of Financial Condition         11
     and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                      11
     Market Risks

Item 4.   Controls and Procedures                                             11

PART II - OTHER INFORMATION                                                   12

Item 1.   Legal Proceedings                                                   12

Item 2.   Unregistered Sales of Equity Securities and                         12
     Use of Proceeds

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                                   13

Item 6.   Exhibits                                                            13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                EXTENSIONS, INC.
                                ----------------
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  JUNE 30,     DECEMBER 31,
ASSETS                                              2009           2008
                                                ------------  -------------
Current Assets
  Cash                                          $     1,363   $     17,950
                                                ------------  -------------
Total Current Assets                                  1,363         17,950

Other Assets - Website                              110,000        100,000
                                                ------------  -------------
TOTAL ASSETS                                    $   111,363   $    117,950
                                                ============  =============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
  Advances from related party                   $   100,754   $     72,254
  Notes payable                                      10,000         10,000
                                                ------------  -------------
Total Current Liabilities                           110,754         82,254
                                                ============  =============

Stockholders' Equity
  Common Shares:
    Authorized shares 1,000,000,000,
    0.0001 par value: 889,619,940
    shares outstanding at June 30,
    2009 and December 31, 2008                       88,961         88,961
  Preferred Shares
    Authorized Shares 5,000,000,
    0.001 par value: 2,000,000 shares
    outstanding at June 30, 2009 and
    December 31, 2008                                 2,000          2,000
  Additional paid-in Capital                        280,621        280,621
  Deficit accumulated during development stage     (370,973)      (335,886)
                                                ------------  -------------
Total Stockholders' Equity                              609         35,696
                                                ============  =============

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                          $   111,363   $    117,950
                                                ============  =============

                 See accompanying notes to financial statements

                                                    EXTENSIONS, INC.
                                                    ----------------
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                                                     FROM INCEPTION
                                         FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED    (FEBRUARY 19, 1997)
                                                  JUNE 30,                     JUNE 30,              THROUGH JUNE 30,
                                            2009            2008          2009          2008               2009
                                       --------------  -------------  ------------  -------------  --------------------
REVENUES                               $            -  $           -  $          -  $           -  $                 -

GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative Expenses                      13,506         22,849        35,087         49,378              236,419
  Impairment Loss                                   -              -             -         50,000              111,254
                                       --------------  -------------  ------------  -------------  --------------------
                                               13,506         22,849        35,087         99,378              347,673
                                       --------------  -------------  ------------  -------------  --------------------

Loss From Operations                           13,506         22,849        35,087         99,378              347,673

Loss on Sale of Marketable Securities               -              -             -         23,783               23,300
                                       --------------  -------------  ------------  -------------  --------------------

NET LOSS                               $       13,506  $      22,849  $     35,087  $     123,161  $           370,973
                                       ==============  =============  ============  =============  ====================

LOSS PER SHARE                         $         0.00  $        0.00  $       0.00  $        0.00

WEIGHTED AVERAGE SHARES OUTSTANDING       889,619,940    146,539,172   889,619,940    146,539,172

                                    See accompanying notes to financial statements




                                                    EXTENSIONS, INC.
                                                    ----------------
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                                  FROM INCEPTION
                                                  FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED      (FEBRUARY 19,1997)
                                                           JUNE 30,                       JUNE 30,                THROUGH JUNE 30,
                                                     2009            2008            2009           2008               2009
                                               ---------------  --------------  -------------  --------------  -------------------
CASH FLOWS FROM OPERATIONS
Net Income (loss)                              $      (13,506)  $     (22,849)  $    (35,087)  $     (99,378)  $         (347,673)
Adjustments to reconcile net loss to
cash used in operating activities:
     Non-cash expense - Impairment Loss                     -               -              -          50,000               61,253
                                               ---------------  --------------  -------------  --------------  -------------------
Net cash from (used by) Operating Activities          (13,506)        (22,849)       (35,087)        (49,378)            (286,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities                         -         (13,121)             -         (13,121)                   -
Loss on sale of marketable securities                       -         (23,783)             -         (23,783)             (23,300)
Investment in intangible assets                             -         (50,000)       (10,000)       (100,000)            (110,000)
                                               ---------------  --------------  -------------  --------------  -------------------
Net cash used in investing activities                       -         (86,904)       (10,000)       (136,904)            (133,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party                                 -          70,254         28,500          96,783              100,754
Issuance of notes payable                                   -               -              -               -               10,000
Proceeds from issuance of common stock                      -          50,000              -          80,971              310,329
                                               ---------------  --------------  -------------  --------------  -------------------
Net cash provided from financing activities                 -         120,254         28,500         177,754              421,083
                                               ---------------  --------------  -------------  --------------  -------------------

NET INCREASE (DECREASE) IN CASH                       (13,506)         10,501        (16,587)         (8,528)               1,363

CASH AT BEGINNING OF PERIOD                            14,869           1,947         17,950          20,976                    -
                                               ---------------  --------------  -------------  --------------  -------------------

CASH AT END OF PERIOD                          $        1,363   $      12,448   $      1,363   $      12,448   $            1,363
                                               ===============  ==============  =============  ==============  ===================


                                                    EXTENSIONS, INC.
                                                    ----------------
                                             (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                      (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION:
    Stock issued for accounts payable          $            -   $           -   $          -   $           -   $        50,000.00
    Marketable securities contributed by
          related party                        $            -   $           -   $          -   $           -   $        55,254.00
    Stock issued for intangible assets         $            -   $           -   $          -   $           -   $       100,000.00

                                    See accompanying notes to financial statements


                                EXTENSIONS, INC.
                                ----------------
                         (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements
                                 June 30, 2009

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

NOTE 5 - COMMITMENTS
--------------------

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

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

The Company has evaluated subsequent events through the time the June 30, 2009 Form 10Q was filed with the Securities and Exchange Commission on August 14, 2009, which is the date the consolidated financial statements were issued. No events have occurred subsequent to June 30, 2009 that require disclosure or recognition in these financial statements.

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

RESULTS OF OPERATIONS:

     Our financial statements for the quarters ended June 30, 2009 and June 30, 2008 reflect minimal business activities. We had no revenue for either period. For the quarter ended June 30, 2009, we had operating expenses of $16,587. This compares with expenses of $46,632 during the same period in 2008. We attribute this to an extraordinary $23,783 expense for impairment loss incurred in 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The Company's management, including its chief executive officer and its chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2009. Based on that evaluation, the Company's chief executive and financial officers concluded that, as of that date, the Company's disclosure controls and procedures were not effective at a reasonable assurance level, due to the identification of one or more material weaknesses.

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

     There were no other changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

     None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT #  DESCRIPTION
---------  ---------------------------------------------------------------------

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

                                      EXTENSIONS, INC.

Date: August 14, 2009                 By:  /s/  Crawford Shaw
                                           ---------------------------
                                           Crawford Shaw
                                           Principal Executive Officer