Form 10-K/A
period 2008-12-31
EXTENSIONS, INC.
filed 2009-09-30
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                AMENDMENT NO. 3

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

This Amendment is being filed in response to comments on Amendment No. 2 by the Securities and Exchange Commission.

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

     As of December 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the

Company's internal control over financial reporting was not effective as of December 31, 2008, as a result of the identification of the material weakness described below.

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

                           EXTENSIONS, INC

Date: September 30, 2009   By:  /s/ Crawford Shaw
                           ----------------------------
                           Crawford Shaw,
                           Principal Executive Officer


Date: September 30, 2009   By:  /s/ BB Tuley
                           ----------------------------
                           BB Tuley,
                           Chief Financial Officer,
                           Principal Accounting Officer