Form 10-Q/A
period 2009-03-31
EXTENSIONS, INC.
filed 2009-09-30
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  AMENDMENT 2

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

     The Company's management, with the participation of its chief executive officer who at that time was also its chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2009. Based on that evaluation, the Company's chief executive / financial concluded that,

Company's disclosure controls and procedures were not effective at a reasonable assurance level, due to the identification of one or more material weaknesses.

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




                                   EXTENSIONS, INC.

Date: September 30, 2009               By: /s/  Crawford Shaw
                                       ------------------
                                       Crawford Shaw
                                       Principal Executive Officer