Form 10-K/A
period 2008-12-31
EXTENSIONS, INC.
filed 2009-10-07
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                AMENDMENT NO. 4

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

This Amendment is being filed in response to comments on Amendment No. 3 by the Securities and Exchange Commission.

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

                           EXTENSIONS, INC

Date: October 7, 2009   By:  /s/ Crawford Shaw
                           ----------------------------
                           Crawford Shaw,
                           Principal Executive Officer


Date: October 7, 2009   By:  /s/ BB Tuley
                           ----------------------------
                           BB Tuley,
                           Chief Financial Officer,
                           Principal Accounting Officer