Form 10-Q/A
period 2009-03-31
EXTENSIONS, INC.
filed 2009-10-07
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  AMENDMENT 4

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




                                       EXTENSIONS, INC.

Date: October 7, 2009                  By: /s/  Crawford Shaw
                                       ------------------
                                       Crawford Shaw
                                       Principal Executive Officer