Form 10-Q
period 2009-09-30
EXTENSIONS, INC.
filed 2009-11-23
CIK 1082121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009
                 -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from                to

                        Commission file number 000-26493

                                EXTENSIONS, INC.
             (Exact name of registrant as specified in its charter)

     Nevada                                             88-0390251
     ------                                             ----------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

   770 South Post Oak Lane, Suite 330, Houston, TX                 77056
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (832) 487- 8689
                          ---------------

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

The number of shares of the registrant's common stock outstanding as of September 30, 2009 was 889,922,440 shares.

                                EXTENSIONS, INC.
                                  INDEX TO THE
                         QUARTERLY REPORT ON FORM 10-Q

                                                                       Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION                                            F-3

Item 1.   Financial Statements                                            F-3

Condensed Consolidated Balance Sheets - September 30, 2009
(unaudited) and December 31, 2008                                         F-3

Condensed Consolidated Statements of Operations - (unaudited) -
For the three and nine months ended  September 30, 2009 and 2008 and for the period from inception (February 19, 1997) to
September 30, 2009                                                        F-4

Condensed Consolidated Statements of Cash Flows - (unaudited) -
For the three and nine months ended  September 30, 2009 and 2008 and for the period from inception (February 19, 1997) to
September 30, 2009                                                        F-5

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                EXTENSIONS, INC.
                                ----------------
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2009             2008
                                                (UNAUDITED)
                                              ---------------  --------------
Assets
--------------------------------------------
Current Assets:
     Cash                                     $       61,561   $      17,950
                                              ---------------  --------------
Total Current Assets                                  61,561          17,950

Intangible Assets                                    110,000         100,000
                                              ---------------  --------------

Total Assets                                  $     $171,561   $    $117,950
                                              ===============  ==============

Liabilities and Stockholders' Equity
--------------------------------------------

Current Liabilities:

     Advances from related party              $      100,754   $      72,254
     Notes payable                                    25,000          10,000
                                              ---------------  --------------

Total Current Liabilities                            125,754          82,254
                                              ---------------  --------------

Total Liabilities                                    125,754          82,254

Stockholders' Equity
 Common shares:
  Authorized shares  1,000,000,000
  $0.0001 par value: 889,922,440 shares
  outstanding at September 30, 2009 and
  December 31, 2008                                   88,991          88,961
 Preferred shares:
  $.0.001 par value: 2,000,000 shares
  outstanding at September 30, 2009
  and December 31, 2008                                2,000           2,000
Additional Paid-in Capital                           340,591         280,621

Deficit Accumulated During Development Stage        (385,775)       (335,886)
                                              ---------------  --------------

Total Stockholders' Equity                            45,807          35,696
                                              ---------------  --------------

Total Liabilities and Stockholders' Equity    $      171,561   $     117,950
                                              ===============  ==============

                 See accompanying notes to financial statement

                                EXTENSIONS, INC.
                                ----------------
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                    FROM INCEPTION
                                                                                                    (FEBRUARY 19,
                                        FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED     1997) THROUGH
                                                SEPTEMBER 30,                 SEPTEMBER 30,          SEPTEMBER 30,
                                            2009           2008           2009           2008             2009
                                       --------------  -------------  -------------  -------------  ---------------

REVENUES                               $        3,740  $           -  $       3,740  $           -           $3,740

GENERAL AND ADMINISTRATIVE EXPENSES

Administrative Expenses                        18,542         22,849         53,629         49,378          254,961
Impairment Loss                                     -              -              -         50,000          111,254
                                       --------------  -------------  -------------  -------------  ---------------
                                               18,542         22,849         53,629         99,378          366,215
                                       --------------  -------------  -------------  -------------  ---------------

LOSS FROM OPERATIONS                           14,802         22,849         49,890         99,378          362,475

Loss on Sale of Marketable Securities               -              -              -         23,783           23,300
                                       --------------  -------------  -------------  -------------  ---------------

NET LOSS                               $       14,802  $      22,849  $      49,890  $     123,161  $       385,775
                                       ==============  =============  =============  =============  ===============

LOSS PER SHARE                         $      0.00002  $     0.00016  $     0.00006  $     0.00084
                                       ==============  =============  =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING       889,619,940    146,539,172    889,619,940    146,539,172


See accompanying notes to financial statement

                                EXTENSIONS, INC.
                                ----------------
                         (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                                  (UNAUDITED)

                                    CLASS A PREF ERRED STOCK         COMMON STOCK          ADDITIONAL       RETAINED
                                      SHARES         VALUE        SHARES       VALUE     PAID-IN CAPITAL    EARNINGS     TOTAL
                                  -------------  ------------  -------------  --------  -----------------  ----------  ----------
Balance at December 31, 2004                 -                                      -                  -           -           -
Common stock issued                                            $     27,300   $     3   $         27,297   $       -   $  27,300
Net income                                                                                                         -
Balance at December 31, 2005                 -                       27,300         3             27,297           -      27,300
Net income                                                                                                   (27,300)    (27,300)
Balance at December 31, 2006                 -                       27,300         3             27,297     (27,300)          -
Additional original shareholders                                     33,953         3             33,950                  33,953
Common stock issued                                              12,813,600     1,281             77,904                  79,185
Preferred stock issued               1,000,000        10,000                                       7,500                  17,500
Conversion of preferred stock       (1,000,000)      (10,000)    50,000,000     5,000              5,000                       -
Net loss                                                                                                    (109,662)   (109,662)
                                  -------------  ------------  -------------  --------  -----------------  ----------  ----------
Balance at December 31, 2007                 -                   62,874,853     6,287            151,651    (136,962)     20,976
Shares issued for services                                       20,006,144     2,000             54,144                  56,144
Shares issued for patents                                        10,000,000     1,000             99,000                 100,000
Shares issued for cash                                            1,600,000       160             57,340                  57,500
Conversion of common stock           2,000,000         2,000    (50,000,000)   (5,000)             3,000                       -
Common stock dividend                                           845,138,943    84,514            (84,514)                      -
Net loss                                                                                                    (198,924)   (198,924)
Balance at December 31, 2008         2,000,000         2,000    889,619,940   $88,961   $        280,621   $(335,886)  $  35,696
Net loss                                                                                                     (21,582)    (21,582)
                                  -------------  ------------  -------------  --------  -----------------  ----------  ----------
Balance at March 31, 2009            2,000,000         2,000    889,619,940   $88,961   $        280,621   $(357,468)  $  14,114
Net loss                                                                                                     (13,506)    (13,506)
Balance at June 30, 2009             2,000,000         2,000    889,619,940   $88,961   $        280,621   $(370,973)  $     609
                                  -------------  ------------  -------------  --------  -----------------  ----------  ----------
Shares issued for services                                          302,500        30             59,970                  60,000
Net loss                                                                                                     (14,801)    (14,801)
                                  -------------  ------------  -------------  --------  -----------------  ----------  ----------
Balance at September 30, 2009        2,000,000         2,000    889,922,440    88,991            340,591    (385,775)     45,807
                                  =============  ============  =============  ========  =================  ==========  ==========

See accompanying notes to financial statements

                                EXTENSIONS, INC.
                                ----------------
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                FROM INCEPTION
                                                                                                                 (FEBRUARY 19,
                                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED     1997) THROUGH
                                                         SEPTEMBER 30,                   SEPTEMBER 30,            SEPTEMBER 30,
                                                     2009            2008            2009            2008             2009
                                               ---------------  --------------  --------------  --------------  ----------------
CASH FLOWS FROM OPERATIONS
Net Income (loss)                              $      (14,802)  $     (22,849)  $     (49,890)  $     (99,378)  $      (362,475)
Adjustments to reconcile net loss to cash
  used in operating activities:
     Non-cash expense - Impairment Loss                                                                 50000            61,253
Net cash from (used by) Operating Activities          (14,802)        (22,849)        (49,890)        (49,378)         (301,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities                                   (13,121)                        (13,121)
Loss on sale of marketable securities                                 (23,783)                        (23,783)          (23,300)
Investment in intangible assets                             -         (50,000)        (10,000)       (100,000)         (110,000)
                                               ---------------  --------------  --------------  --------------  ----------------
Net cash used in investing activities                       -         (86,904)        (10,000)       (136,904)         (133,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party                                            70,254          28,500          96,783           100,754
Issuance of notes payable                               15000                           15000                            25,000
Proceeds from issuance of common stock                  60000          50,000           60000          80,971           370,329
                                               ---------------  --------------  --------------  --------------  ----------------
Net cash provided from financing activities            75,000         120,254         103,500         177,754           496,083

NET INCREASE (DECREASE) IN CASH                        60,198          10,501          43,610          (8,528)           61,561
CASH AT BEGINNING OF PERIOD                             1,363           1,947          17,950          20,976                 -
                                               ---------------  --------------  --------------  --------------  ----------------
CASH AT END OF PERIOD                          $      $61,561   $      12,448   $      61,561   $      12,448   $        61,561
                                               ===============  ==============  ==============  ==============  ================

SUPPLEMENTAL CASH FLOW INFORMATION:
 STOCK ISSUED FOR ACCOUNTS PAYABLE             $            -   $           -   $           -   $           -   $        50,000
 MARKETABLE SECURITIES CONTRIBUTED BY
  RELATED PARTY                                $            -   $           -   $           -   $           -   $        55,254
 STOCK ISSUED FOR INTANGIBLE ASSETS            $            -   $           -   $           -   $           -   $       100,000


See accompanying notes to financial statement

                                EXTENSIONS, INC.
                                ----------------
                         (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements
                               September 30, 2009

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

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

The Company has evaluated subsequent events through November 21, 2009, which is the date the consolidated financial statements were issued. No events have occurred subsequent to September 30, 2009 that require disclosure or recognition in these financial statements.

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

RESULTS OF OPERATIONS:

     Our financial statements for the quarters ended September 30, 2009 and September 30, 2008 reflect minimal business activities. We had no or nominal revenue in both periods. For the quarter ended September 30, 2009, we had operating expenses of $18,542. This compares with expenses of $22,849 during the same period in 2008, which we do not consider an extraordinary deviation.


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

     The Company's management, including its chief executive officer and its chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2009. Based on that evaluation, the Company's chief executive and financial officers concluded that, as of that date, the

Company's disclosure controls and procedures were not effective at a reasonable assurance level, due to the identification of one or more material weaknesses.

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

There were no other changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2009 the Company issued 302,500 shares for services valued at $15,125, converted at $0.05 per share. This issuance was completed in accordance with Section 4(2) of the Securities Act and Regulation D in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

     a)  Exhibits

EXHIBIT NO  DESCRIPTION
----------  ------------------------------------------------------------------
            Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant
31.1        to Section 302 of the Sarbanes Oxley Act of 2002

            Certification Pursuant to 18 USC, Section 1350 as adopted Pursuant
31.2        to Section 302 of the Sarbanes Oxley Act of 2002

            Certification Pursuant to 18 USC Section 1350 as adopted Pursuant
32.1        to Section 906 of the Sarbanes Oxley Act of 2002

            Certification Pursuant to 18 USC Section 1350 as adopted Pursuant
32.2        to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EXTENSIONS, INC.

Date: November 23, 2009     By:    /s/  Crawford Shaw
                                   ------------------
                                   Crawford Shaw
                                   Principal Executive Officer